Form 10-Q
period 2010-09-30
Dragon Beverage, Inc.
filed 2010-11-15
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-165863

Dragon Beverage, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-4018362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1945 Judwick Dr. Columbus, OH 43229
(Address of principal executive offices)

614.440.1385
(Registrant's telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,000,000 shares as of September 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited);

F-2	Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and from December 19, 2008 (Date of Inception) through September 30, 2010 (unaudited);
F-3	Statement of Stockholders’ Equity for the period from December 19, 2008 (Date of Inception) through September 30, 2010 (unaudited);

F-4	Statements of Cash Flows for the nine months ended September 30, 2010, and from December 19, 2008 (Date of Inception) through September 30, 2010 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	September 30,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash	$565	$300

Total Current Assets	565	300

TOTAL ASSETS	$565	$300

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$27,413	$-
Accrued interest	772	109
Notes payable related party	10,260	7,260

Total Current Liabilities	38,445	7,369

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, no shares issued
and outstanding	-	-
Common stock, 90,000,000 shares authorized
at par value of $0.001, 8,000,000 and 5,000,000
shares issued and outstanding, respectively	8,000	5,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(45,880)	(12,069)

Total Stockholders' Equity (Deficit)	(37,880)	(7,069)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$565	$300

The accompanying notes are an integral part of these financial statements.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Statement of Operations
(unaudited)

					From Inception
					on December 19,
	For the Three Months Ended		For the Nine Months Ended		2008 Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Professional fees	8,356	-	28,988	-	33,688
General and administrative	-	-	4,160	-	11,420

Total Operating Expenses	8,356	-	33,148	-	45,108

LOSS FROM OPERATIONS	(8,356)	-	(33,148)	-	(45,108)

OTHER EXPENSES

Interest Expense	(257)	-	(663)	-	(772)

Total Other Expenses	(257)	-	(663)	-	(772)

LOSS BEFORE INCOME TAXES	(8,613)	-	(33,811)	-	(45,880)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(8,613)	$-	$(33,811)	$-	$(45,880)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	8,000,000	5,000,000	6,906,077	5,000,000

The accompanying notes are an integral part of these financial statements.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at inception, December 19, 2008	-	$-	$-	$-	$-

Common stock issued to founders
for cash and services at $0.0001	5,000,000	5,000	-	-	5,000

Net loss for the period ended
December 31, 2008	-	-	-	(11,960)	(11,960)

Balance, December 31, 2008	5,000,000	5,000	-	(11,960)	(6,960)

Net loss for the year
ended December 31, 2009	-	-	-	(109)	(109)

Balance, December 31, 2009	5,000,000	5,000	-	(12,069)	(7,069)

Common stock sold for cash
at $0.001 per share (unaudited)	3,000,000	3,000	-	-	3,000

Net loss for the nine months
ended September 30, 2010 (unaudited)	-	-	-	(33,811)	(33,811)

Balance, September 30, 2010 (unaudited)	8,000,000	$8,000	$-	$(45,880)	$(37,880)

The accompanying notes are an integral part of these financial statements.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on December 19,
	For the Nine Months Ended		2008 Through
	September 30,		September 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(33,811)	$-	$(45,880)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	4,700
Changes to operating assets and liabilities:
Changes in accounts payable	27,413	-	27,413
Increase in accrued interest payable	663	-	772

Net Cash Used in Operating Activities	(5,735)	-	(12,995)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES

Related party notes payable	3,000	-	10,260
Common stock issued for cash	3,000	-	3,300

Net Cash Provided by Financing Activities	6,000	-	13,560

NET INCREASE IN CASH	265	-	565

CASH AT BEGINNING OF PERIOD	300	-	-

CASH AT END OF PERIOD	$565	$-	$565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 - RELATED PARTY NOTE PAYABLE

From time to time the Company has received funds from a related party.  The notes bear interest at 10%, are unsecured and are due on demand.  For the nine months ended September 30, 2010, the Company had borrowed a total of $10,260 and recognized $772 of accrued interest on the note.

NOTE 5 – COMMON STOCK

On March 8, 2010, the Company issued 3,000,000 shares of its par value $0.001 common stock for $3,000 cash.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has reviewed all material events there are no material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We were incorporated as Dragon Beverage, Inc. on December 19, 2008, in the State of Nevada for the purpose of developing, producing and selling energy drink beverages. We anticipate that our energy drinks will be sold in the beverage sections of retailers such as supermarkets, delicatessens, and drug, convenience, and liquor stores. Our plan is raise money necessary to manufacture, market and sell our finished products. In the long term, we hope to acquire competing companies and the products they have developed, or to license similar products from competing companies to complement our existing products. There is no assurance, however, that we will be able to acquire competing companies.  We would need sufficient financing for any such deal and the availability of complementary companies.

In coordination with Market Beverage Group, Inc. a beverage bottler and manufacturer, we have developed 3 flavors of energy drinks – Citrus, Cranberry, and Strawberry/Kiwi. The ingredient list for our products was created by Igor Svishevskiy, our officer and director.  The ingredients were then submitted to Market Beverage Group, Inc., and the company created samples based on those ingredients. We recently received samples from Market Beverage Group, Inc.  and have approved those samples as our end products.  We own the rights associated with the drink samples due to our own recipe that was provided to them. Our products contain no added sugar and, at the same time, contain substantial nutrients. We have developed a sellable product, but have not begun to manufacturer large quantities of product or offer our product in the chain of commerce due to insufficient capital.   We have not conducted any market studies. We are in the process of seeking out funding to manufacture and distribute our products.   We can provide no assurance that we will be able to acquire such funding or on terms acceptable to us.

The next step in our business plan is to acquire financing sufficient to pay Market Beverage Group, Inc. for a minimum order of 5,800 cases per flavor (24 cans per case). This will provide us a starting inventory.  Initiating product production with a minimum order per flavor will cost at least $230,000 and take approximately one month to complete. That would be our first major step. There is no current contract or agreement with Market Beverage Group, Inc. as of the date of this report.

We also plan to use UFS (United Fulfillment Solutions) to hold our inventory and ship our products once purchased from customers on our website. Production, storage, and shipping of our beverages occurs through independent beverage production companies, known as co-packers, pursuant to our specifications, such as United Fulfillment Solutions. We intend to establish our production, sales, and distribution capacity in the next twelve months contingent upon additional financing. To date, we have not established any contract with any co-packer.

Lastly, we plan to negotiate with Market Beverage Group to market and distribute our product in its already established channels of commence.  We have not yet begun to negotiate with Market Beverage Group to market and distribute our products.  We expect that we will commence these negotiations in the next few months.

In order to pursue the above objectives, we will have to raise money.  We are not certain at the present time how much money will be needed to implement our entire business plan.  We have little cash and will need financing immediately to continue as a going concern.  At the present time, we do not have any formal commitments in place to acquire needed funds.  By resort to private channels through our officer and director, or perhaps through broker-dealers, which we have not contact as of yet, we hope to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

For our short term needs and, even though he is not required to do so, our officer and director will likely provide us short term loans on market terms to carry our business until we are able to secure a more long-lasting form of financing . However, he will not be able to move our business forward indefinitely without additional funding.  Thus, our ability to continue as a going concern rests on our ability to obtain financing.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and Period from December 19, 2008 (Inception) through September 30, 2010

We generated no revenue for the period from December 19, 2008 (Date of Inception) until September 30, 2010.
We incurred $8,356 in operating expenses for three months ended September 30, 2010, as compared with $0 in operating expenses for the same period ended 2009.  Our operating expenses for the three months ended September 30, 2010 included professional fees in the amount of $8,356.  The professional fees consisted of legal and accounting fees.

We incurred $33,148 in operating expenses for nine months ended September 30, 2010, as compared with $0 in operating expenses for the same period ended 2009.  Our operating expenses for the nine months ended September 30, 2010 included professional fees of $28,988 and general and administrative fees of $4,160.  The professional fees consisted of legal and accounting fees. Our operating expenses for the period from December 19, 2008 (Date of Inception) until September 30, 2010 were $45,108, and consisted of legal and audit fees of $33,688, general and administrative expenses of $11,420.

We incurred an other expenses based solely on an interest expenses of $257 for the three months ended September 30, 2010, as compared with no other expenses for the same period ended September 30, 2009. We incurred an other expenses based solely on an interest expenses of $663 for the nine months ended September 30, 2010, as compared with no other expenses for the same period ended September 30, 2009.

We have used cash from sales of common stock and loans from Mr. Svishevskiy, our officer and director, to fund expenses to date.

We, therefore, recorded a net loss of $8,613 for the three months ended September 30, 2010, as compared with a net loss of $0 for the same period ended September 30, 2009. We recorded a net loss of $33,811 for the nine months ended September 30, 2010, as compared with a net loss of $0 for the same period ended September 30, 2009.

We recorded a net loss of $45,880 for the period from December 19, 2008 (Date of Inception) until September 30, 2010.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with expenses for reporting under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $565 and total current liabilities of $38,445.  We had a working capital deficit of $37,880 as of September 30, 2010.

As of September 30, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. As of September 30, 2010 we have $565 cash on hand. Currently, the company’s assets cannot satisfy its cash requirements. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management's plan is to obtain such resources for us by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that we will be successful in accomplishing any of its plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr.  Igor Svishevskiy.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are not effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding, and we are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In December 2008, we issued 5,000,000 shares of common stock to Igor Svishevskiy, our President and Director. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") at a price of $0.001 per share, for total proceeds of $300 and services valued at $4,700.  Mr. Svishevskiy designed our website as services for the shares. The 5,000,000 shares of common stock are restricted shares as defined in the Securities Act.

On February 17, 2010 we opened and on March 30, 2010 we closed a private placement and issued 3,000,000 shares of our common stock pursuant to Regulation D, Rule 504 of the Securities Act. All shares were issued at a price of $0.001 per share. We received proceeds of $3,000 from the offering. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. The selling stockholders named in this prospectus include all of the purchasers who purchased shares pursuant to this Regulation D offering. No general solicitation or advertising was used in connection with our Regulation D offering.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved

Item 5.     Other Information

None

Item 6.     Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragon Beverage, Inc.

Date:	November 11, 2010

By: /s/ Igor Svishevskiy Igor Svishevskiy Title: Chief Executive Officer, Chief Financial Officer, and Director