Form 10-K
period 2010-12-31
Dragon Beverage, Inc.
filed 2011-02-11
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-165863

Dragon Beverage, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-4018362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1945 Judwick Dr., Columbus, OH	43229
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 614.440.1385

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  8,000,000 as of February 8, 2011.

 PART I

Item 1.   Business

Company Overview

We were incorporated as Dragon Beverages, Inc. on December 19, 2008, in the State of Nevada for the purpose of developing, producing, and selling energy drink beverages (our "Products") to beverage distributors, wholesalers, and retailers in the continental United States and certain international and duty-free markets.

As a developmental stage company, substantially all of our initial efforts will be devoted to performing research and developing formulas, testing formulas, developing and acquiring intellectual properties, organizational efforts, market research, raising capital and recruiting and training personnel.

Business of Company

We were incorporated as Dragon Beverage, Inc. (“Dragon Beverage”) on December 19, 2008, in the State of Nevada for the purpose of developing, producing and selling energy drink beverages. We anticipate that our energy drinks will be sold in the beverage sections of retailers such as supermarkets, delicatessens, and drug, convenience, and liquor stores. Our plan is raise money necessary to manufacture, market and sell our finished products.  .  In the long term, we hope to acquire competing companies and the products they have developed, or to license similar products from competing companies to complement our existing products. There is no assurance, however, that we will be able to acquire competing companies.  We would need sufficient financing for any such deal and the availability of complementary companies.

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

The next step in our business plan is to acquire financing sufficient to pay Market Beverage Group, Inc. for a minimum order of 5,800 cases per flavor (24 cans per case). This will provide us a starting inventory.  Initiating product production with a minimum order per flavor will cost at least $230,000 and take approximately one month to complete. That would be our first major step. There is no current contract or agreement with Market Beverage Group, Inc. as of the date of this prospectus.

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

New Age or Alternative Beverage Industry

Our non-alcoholic products, which are classified as Non-Alcoholic ready-to-drink beverages, as well as other unique brands and products that we may develop in the future, are considered New Age or Alternative Beverages.  New Age beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients.  As reported in the Beverage Digest annual “Fact Book” for 2009, the non-alcoholic single serve beverage business is $73.9 billion in size and grew 1.6% compared to 2008. Both Coke Classic and Pepsi Cola have declined years with Coke declining 5.5% in first quarter of 2010 and Pepsi declining 20% compared to 2008. Emerging as leaders within the beverage industry are single serve non-carbonated brands in tea, coffee, fortified water, juice, sports drinks, milk drinks and energy drinks (carbonated). This “new age” beverage category grew 1.9% in 2008. Fueled by rapidly increasing consumer demand, these brands command great premiums and deliver incremental profits to brand owners, distributors and retailers. They are enjoying dominance in their respective drink platforms and recent valuations in public security markets and acquisitions of private companies have validated the remarkable profitability and resultant near and long term worth of these innovative brands.  As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the marketplace; (2) a perception by consumers that consumption is healthy compared to mainstream carbonated soft drinks and (3) the use of natural ingredients and flavors in the products.

Energy Drinks

Energy drinks are non-alcoholic beverages, which propose to provide an energy boost for the consumer. Although the amount of quantitative energy (as measured in calories) in these drinks is often lower than that in regular soft drinks, there is scientific basis for concluding that the non-caffeine elements in these drinks contribute to mental alertness and physical performance.

Generally energy drinks include methylxanthines (including caffeine), B vitamins, and herbs. Other common ingredients are guarana (energy booster that comes from a plant in the maple family), which has a high caffeine content, taurine (an organic acid naturally occurring in seafood and meat), plus various forms of ginseng (a fleshy energy boosting root from Asia), maltodextrin, carbonated water, inositol (a carbohydrate found in fruits and grains), carnitine (biosynthesized from amino acids), creatine (used to supposedly give muscle size increases), glucuronolactone (produced in the liver from glucose metabolism) and ginkgo biloba (supposedly promotes memory function). Some contain high levels of sugar, but many brands also offer artificially-sweetened diet versions. The central ingredient in most energy drinks is caffeine, the same stimulant found in coffee or tea, often in the form of guarana or yerba mate. The average 8 fluid ounce energy drink has about 80 mg of caffeine, with 16 fluid ounce drinks containing around 150 mg.

A variety of physiological and psychological effects attributed to energy drinks and/or their ingredients have been investigated. Some studies have reported significant improvements in mental and cognitive performances as well as increased subjective alertness. During repeated cycling tests in young healthy adults, an energy drink significantly increased upper body muscle endurance.  In another experiment, a glucose-based energy drink (containing caffeine, taurine and glucuronolactone) was given to eleven tired participants being tested in a driving simulator. Lane drifting and reaction times were measured for two hours post-treatment and showed significant improvement.

Energy drinks are typically attractive to young people. Approximately 65% percent of the consumer of energy drinks are between the ages of 13 and 35 years old, with males being approximately 65% of the market. A 2008 statewide Patient Poll conducted by the Pennsylvania Medical Society’s Institute for Good Medicine found that: 20 percent of respondents ages 21-30 had used energy drinks in high school or college to stay awake longer to study or write a paper; 70 percent of respondents knew someone who had used an energy drink to stay awake longer to study or work.

History

In 1985, Jolt Cola was introduced in the United States. The Jolt Cola Company’s marketing strategy centered on the drink's caffeine content, billing it as a means to promote wakefulness. The initial slogan was, "All the sugar and twice the caffeine."

In 1995, PepsiCo launched Josta, the first energy drink introduced by a major US beverage company. This product was discontinued in 1999.

In Europe, energy drinks were pioneered by the S. Spitz Company and a product named Power Horse. However, this product was soon surpassed by Red Bull when Dietrich Mateschitz, an Austrian entrepreneur, applied his marketing acumen to create a worldwide best seller. Mateschitz developed Red Bull based on the Thai drink Krating Daeng, itself based on Lipovitan, a Japanese drink developed in the 1960’s. Red Bull was introduced to the US in 1997 and is currently the dominant brand, with a market share of approximately 47%.

By the year 2001, the US energy drink market had grown to nearly $8 million per year in retail sales. From 2000 to 2007, it grew an average of over 62% per year by volume, reaching nearly $5 billion in 2007, through sales of over 300 million gallons of product. Diet energy drinks are growing at nearly twice that rate within the category. Based on an article on Wikipedia titled “Energy drink,” both Goldman Sachs and Mintel predict that the energy drink market will hit $10 billion by 2010. Major companies such as Pepsi, Coca-Cola, Molson, and Labatt have tried to match smaller companies' innovative and creative approach in this niche market, with marginal success.

Our Products

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

Energy Drinks

Our Energy Drinks are specially formulated with adaptogenic herbs, vitamins and amino acids, which we believe will collectively provide a sustainable energy, a sharpened sense of focus, and support for the immune system. Herbs such as astralagus (marketed as life prolonging extracts), schisandra (marketed as an herbal energy stimulant), Panax Ginseng (Asian ginseng), and Panax Quinquefolium (American ginseng) have been used in our proprietary blend to support the immune system. A high-content of vitamins and amino acid ingredients, such as Vitamin C (200%), Niacin (100%), Vitamin B6 (350%), Folic Acid (100%), Vitamin B12 (3500%) and Pantothenic Acid (50%) are included to provide a smooth, sustained sharpening of focus and increased energy. Our Energy Drinks are specifically formulated as low calorie, low sodium beverages that contain zero carbohydrates and zero sugar to deliver a consistent level of energy.

We have sought to differentiate our energy drink Products by finding flavors that appeal to consumers, as well as in the process of researching formulas that are healthier than competing products. We have sought to appeal to the health conscious consumer by including vitamins and adaptogenic herbs in our Products and avoiding the high sugar levels and high carbohydrate contents of competing products.

Production

We intend to acquire financing sufficient to pay Market Beverage Group, Inc. for a minimum order of 5,800 cases per flavor (24 cans per case). This will provide us a starting inventory to use for website purchases.  Initiating product production with a minimum order per flavor will cost at least $230,000 and take approximately one month to complete. That would be our first major step.

Aside from the cash for initial purchase order terms above with Market Beverage Group, Inc., we do not have a contract with Market Beverage Group, Inc. for further purchase orders.  However, we intend to negotiate a contract with Market Beverage Group, Inc. to manufacture our Energy Drinks at their production and bottling facility. They have significant experience in successfully developing, manufacturing, and bottling energy drinks. In connection with our intended negotiations with Market Beverage Group, Inc., we plan to come to terms on minimum purchase orders, pricing, licensing of the formulae for our drinks, and use of the company’s distribution channels.

Raw Materials

Substantially all of the raw materials that we plan to use in the production, bottling, and packaging of our Products will be obtained by Market Beverage Group, Inc. in accordance with our specifications. The raw materials used in the preparation and packaging of our Products we expect to purchase from suppliers selected by us or in concert with Market Beverage Group, Inc. The main raw materials that will be used in the energy drink are agave, strawberry, kiwi, lime, cranberry, orange, and peppermint. These raw materials are available through a variety of suppliers. Thus, we believe that we are not dependent up on a single supplier, but will have adequate sources of raw materials, which are available from multiple suppliers, such as Nutricap Labs and Allen Flavors Inc.

Quality Control

We intend to use quality ingredients for our products. We plan to establish quality standards and will seek to ensure that all of our products satisfy our quality standards. We expect that Market Beverage Group, Inc. will be monitored by our President in an effort to assure adherence to our production procedures and quality standards. Samples of our future Products from each production run will be analyzed and will be categorized in a reference library.  We expect this procedure with the development of all our products.

For every run of our Product, including  our original 3 flavors that are developed, we expect that Market Beverage Group, Inc. will undertake extensive on-line testing of product quality and packaging. This includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks, including microbiological checks. Quality will also be monitored during production and at scheduled testing times to ensure compliance with applicable government regulatory requirements. For each Product, we will ask that Market Beverage Group, Inc. transmit all quality control test results to us upon request.

Our plan is to strive to use only those suppliers that use only high-quality components. Our President will oversee all production processes, either directly or through individuals contracted specifically for this purpose. We plan to also inspect the production facilities of Market Beverage Group, Inc. and monitor its product quality. We believe that these processes and open communication with Market Beverage Group, Inc. will assure that our standards are equal to or greater than those established as standard in the industry. Since we do not have a contract with Market Beverage Group, Inc., however, we can provide no assurance that we will be able to inspect or monitor the production facilities.

Distribution

We intend to distribute our products nationwide. We currently are working on two main avenues for the sale and distribution of our products, our Internet Site, that is being developed, and various retail locations.  Once developed, retail customers will be able to navigate to our Internet Site, www.dragon-beverage.com (our “Site”), and purchase cases of our energy drinks using their credit cards. We have been in preliminary contact with United Fulfillment Solutions (“UFS”) via phone conversations, a fulfillment house located in St. Louis, Missouri, to ship internet orders directly from their warehouse. We do not yet have a contract in place with UFS, but once funds become available we will put a contract in place immediately to have distribution ready via UFS initially for our website.

Our second avenue is for retail customers to obtain our products through traditional retail outlets. We are planning to have our products be available in supermarkets, convenience stores, and various food service locations. As mentioned above, we intend to negotiate with Market Beverage Group, Inc. to use its already established channels of distribution for our products.  However, we have not yet negotiated any terms with Market Beverage Group, Inc.

We expect that all of our products will be shipped from Market Beverage Group, Inc. via carrier service to UFS, and UFS would be responsible for all order fulfillment, distributing our products to retail locations as well as directly to customers. We intend to continually review our contract shipping and distribution needs in light of regulatory compliance and logistical requirements and may add or change distributors based on those needs. In the event that our relationship with any of our distributors deteriorates, we believe we could replace the distributor with another of comparable quality. However, this would disrupt our business until a replacement distributor is identified and a contract is signed. Thus, maintaining a positive, cooperative relationship with our initial potential distributor is important to our success.

As is customary in the industry, we will be expected to arrange for our contract production and shipping needs sufficiently in advance of anticipated requirements. Accordingly, we will work closely with our distributor to anticipate demand for our Products. We hope to create a sufficient standing inventory with UFS to eliminate the possibility of unmet demand for our Products. Other than minimum case volume requirements per production run, we do not anticipate any minimum production requirements.

Marketing

We believe the market for our energy drinks is dependent to a large extent on image as well as taste, and that this market is driven by trendy, young consumers between the ages of 12 and 30. We have not engaged in any marketing efforts to date, but our strategy is to establish our brand name with these target consumers. In addition to creative labeling on our products, which we have created and displayed on our website, we believe that our labeling, marketing and promotional materials, which have not yet been established, are important elements to creating and increasing distributor, retailer and consumer awareness of our product.

We intend to advertise our products on select websites that cater to our target market and through point of sale displays at retail locations.  We do not currently employ any sales personnel to market our product to retail locations. Nor do we have marketing and promotional firms assisting us with our marketing efforts. In the short term, we intend to use the talents and services of our officer and director in conjunction with select commissioned contractors to sell our products. These contractors would be independent sales personnel that have some background in sales.  Our long term plan is to form a team of contract sales associates, which will be managed by region, a promotional support team, and several market segment specialists to enhance our marketing efforts. No agreement to date has been entered into with any contractors or companies to fulfill our company’s marketing needs.

Competition

The beverage industry is highly competitive.  We have not penetrated this market but hope to in the future.  In doing so, we face significant competition in the business of developing and producing non-alcoholic beverages. Most of these companies are larger than the Company with longer histories of operation and greater financial and personnel resources.  Also, most of these competitors have established some market share in the market in which the Company is competing. The ability of the Company to penetrate these markets will depend on many factors including, but not limited to, its ability to obtain sufficient  capital to enhance and broaden the marketing of its products, to develop new and improved products, to obtain and retain necessary management and advisory personnel, the establishment of a comprehensive marketing plan.  We will compete for product ideas, shelf space, and market share. In addition, we will compete with others in efforts to obtain financing to develop and produce these energy beverages. We believe that our success will depend upon our ability to remain competitive in this field. The failure to compete successfully for market share and for resources could have a material adverse effect on our business.

Our non-alcoholic beverage competitors include:

▪
Red Bull was inspired by an energy drink from Thailand called Krating Daeng. Red Bull is the literal translation of Krating Daeng in Thai. (Krating = Bull, Dang = Red) Dietrich Mateschitz, an Austrian entrepreneur developed the Red Bull Energy Drink brand. Red Bull was launched in 1987. Red Bull entered its first foreign market (Hungary) in 1992, and the United States (via California) in 1997. Red Bull holds 30.6% of the U.S. market for energy drinks, and up to 80% of the market in some other countries.

▪
Rockstar (or ROCKST★R) is an energy drink created in 2001. Rockstar is based in Las Vegas, Nevada, and was founded by Russell Weiner, who currently serves as CEO. It is sold in the U.S., Canada, United Kingdom, Ireland, Germany, Japan, Hong Kong, Australia, Mexico, Malta, New Zealand, The Netherlands and Finland, and currently comes in ten varieties. Rockstar Energy Drink products are distributed in the U.S. and Canada by The Coca-Cola Company (except in the Pacific Northwest and Northern California, where Rockstar retains its original distributors). Rockstar currently holds 13.5% of the U.S. market for energy drinks.

▪
Boylan’s – Boylan Bottling Company is an American gourmet soft drink manufacturer. They were located in Haledon, New Jersey from the from the late 50s through to 2001 and then moved to Clifton, New Jersey for a short time before moving to Moonachie, New Jersey where they are currently located. The Boylan Bottling Company brand was registered in 1891 and has been in operation for over 100 years. Boylan uses cane sugar in their drinks, unlike most other American beverage manufacturers which have switched to high fructose corn syrup.

Boylan's first product was Birch beer, formulated in 1891 in Paterson, New Jersey by pharmacist William Boylan. Boylan products are known for glass bottles with distinctive, retro-styled painted ceramic labels. Their products include Black Cherry Soda, Creamy Red Birch Beer, Crème Soda, Orange Cream, Ginger Ale, Grape Soda, Orange Soda, Original Birch Beer, Root Beer, Sugar Cane Cola, and others.

▪
Hansens – In the 1930's, Hubert Hansen and his three sons began selling fresh, non-pasteurized juices to film studios and retailers in Southern California under the Hansen's® name. In the 1970's, Tim Hansen, the grandson of Hubert, developed and marketed a variety of Natural sodas and pasteurized, shelf-stable 100% juices also under the Hansen's® label.

Hansen's is a leading marketer of all natural alternative as well as functional beverages. The Brand is recognized nationally. Products marketed by the Corporation include: Hansen's® Natural Sodas, Signature Sodas, fruit juice Smoothies, Energy drinks, Energade® energy sports drinks, E²0 Energy Water®, functional drinks, Sparkling Lemonades and Orangeades, multi-vitamin juice drinks in aseptic packaging, Junior Juice® juice, iced teas, lemonades and juice cocktails, apple juice, cider and juice blends, Blue Sky® brand carbonated beverages, Monster Energy brand energy drinks, Lost® Energy brand energy drinks, Rumba brand energy drinks, and Joker Energy brand energy drinks.

Monster Energy is an American brand of energy drink marketed and distributed by Hansen Natural Corporation. Hansen Natural Corporation has announced a distribution agreement with Anheuser-Busch in the U.S., Cadbury-Bebidas, S.A. de C.V. in Mexico, and another with PepsiCo Canada. Beginning on November 10, 2008, Monster will now be distributed by CCE, Coca Cola United, and other Coke bottlers in many markets. Monster currently holds 17.5% of the U.S. energy drink market.

We believe opportunities exist for smaller companies to develop high-quality, high-margin brands, which can grow to be very attractive acquisition candidates for the larger companies.

According to the www.marketresearch.com, an independent industry research website, the energy drink market in 2005 was $4.3 billion.  This market has experienced phenomenal growth of over 700% between 2000 and 2005.  Teens and young adults remain the primary target of manufacturers, and marketers have thoughtfully positioned their beverages in the marketplace, creating an energy drink for every young lifestyle.

We anticipate that the next market explosion will be in marketing a combination energy and nutrition drink to the 50-plus age group (baby boomers). This target group will be looking for a way to feel like they are in their 20’s or 30’s, without the caffeine jitters. It is anticipated that they will want to replace their over the counter and other “feel better” pills with great tasting liquid nutrition. We believe that this “baby boomer” market could eventually surpass the currently existing $4.3 billion teen market.

We believe our product will be unique in that, contrary to all the competition that we are aware of, Dragon Beverage, Inc will give a person natural energy, complete nutrition, mental performance, healthy mood, athletic performance and healthy aging characteristics; more importantly, all of these benefits are provided in an all-in-one delicious drink with NO ADDED SUGAR.  Virtually every competitive energy drink that we are aware of contains substantial amounts of sugar or caffeine.  Our Products will not.
We will compete primarily on the basis of quality, brand name recognition, and price. We believe that our success will depend upon our ability to remain competitive in our product areas due to our unique ingredients. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

We intend to file for a number of trademarks in the U.S., but have not filed as of this date. In addition, we will seek to have trademark protection in the U.S. for a number of other trademarks for slogans and product designs.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights. No intellectual property applications have been filed as of this date.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

The production and marketing of our developing and proprietary non-alcoholic beverages are subject to the rules and regulations of various Federal, provincial, state and local health agencies, including the U.S. Food and Drug Administration ("FDA"). Regulations apply to many aspects of our business including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sale. For example, our products, and their manufacturing, labeling, marketing and sale in the United States are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws and state warning and labeling laws. The FDA also regulates labeling of our products. From time to time, we may receive notification of various technical labeling or ingredient reviews with respect to our products. We intend to establish a compliance program to ensure compliance with production, marketing and labeling regulations on a going-forward basis. We intend to work with attorneys that have knowledge of the various rules and regulations to meet compliance with regulatory matters. We are also subject to the laws and regulations applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.  There are no regulatory notifications or actions currently outstanding. We intend to ensure regulatory compliance and retain a regulatory law firm to oversee our submissions to various agencies. We have not yet filed for FDA approval as of this date, but plan to within the next twelve (12) months. The company will need to raise money to cover the expenses associated with obtaining regulatory advice from third parties.

Employees

We currently have no employees other than our President, and a secretary from time to time that assists with ministerial tasks.  Our operations are overseen directly by our President who, intends to hire, when financing is feasible, a number of contact employees to engage in the business of the Company. Our President oversees all responsibilities in the areas of corporate administration, business development, and research. The Company does not anticipate in the immediate future to offer any future employee a bonus, profit sharing or deferred compensation plan nor are there any employment contracts with any director or employee. Management intends to hire approximately 5-10 additional qualified personnel as business conditions warrant. In addition to its full-time employees, the Company may use the services of certain outside consultants and advisors as needed on a contract basis, though none have been hired to date. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. We believe that the skill-set of our President is a primary asset in the development of our acquired brands and trademarks and he will be working at the company 30 - 40 hours per week. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.  We rely on contractors to comply with applicable environmental laws in the production of our Products.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We do not own any real property used in the operation of our current business. We maintain our corporate office in Columbus, Ohio at 1945 Judwick Drive. This location has a fully equipped office used for the operations of the company. We believe it is adequate and suitable for our needs at the present time.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTCBB under the symbol “DRGB.OBG”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	n/a	n/a
September 30, 2010	n/a	n/a
June 30, 2010	n/a	n/a
March 31, 2010	n/a	n/a

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	n/a	n/a
September 30, 2009	n/a	n/a
June 30, 2009	n/a	n/a
March 31, 2009	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

Currently, we have thirty-one (31) holders of record of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

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

On February 17, 2010, we opened and on March 30, 2010 we closed a private placement and issued 3,000,000 shares of our common stock pursuant to Regulation D, Rule 504 of the Securities Act. All shares were issued at a price of $0.001 per share. We received proceeds of $3,000 from the offering. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. The selling stockholders named in this prospectus include all of the purchasers who purchased shares pursuant to this Regulation D offering. No general solicitation or advertising was used in connection with our Regulation D offering.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of December 31, 2010.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We intend to raise money to purchase a minimum order of products from Market Beverage Group, Inc. for sale on our website.  We hope to then enter into an agreement with Market Beverage Group, Inc. on minimum purchase orders, pricing, licensing of the formulae for our drinks, and use of the company’s distribution channels.

In order to pursue the above objectives, we will have to raise money.  Initiating product production with order minimums (~5,800 cases per flavor) will cost at least $230,000 and take approximately one month to complete. That would be our first major step. We are not certain at the present time how much money will be needed to implement our entire business plan.  We have little cash and will need financing immediately to continue as a going concern.  At the present time, we do not have any formal commitments in place to acquire needed funds.  By resort to private channels through our officer and director, or perhaps through broker-dealers, which we have not contact as of yet, we hope to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Results of Operations for the Year Ended December 31, 2010 and 2009, and Period from December 19, 2008 (Inception) to December 31, 2010

We generated no revenue for the period from December 19, 2008 (Date of Inception) until December 31, 2010.

We incurred $34,498 in operating expenses for the year ended December 31, 2010, as compared with $0 in operating expenses for the same period ended 2009.  Our operating expenses for the year ended December 31, 2010 consisted entirely of general and administrative expenses.

We incurred $46,458 in operating expenses for the period from December 19, 2008 (Date of Inception) until December 31, 2010.  Our operating expenses for this period consisted entirely of general and administrative expenses.

We incurred an other expenses based solely on an interest expenses of $930 for the year ended December 31, 2010, as compared with other expenses of $109 for the same period ended December 31, 2009.  We incurred an other expenses based solely on an interest expenses of $1,039 for the period from December 19, 2008 (Date of Inception) until December 31, 2010.

We, therefore, recorded a net loss of $35,428 for the year ended December 31, 2010, as compared with a net loss of $109 for the same period ended December 31, 2009. We recorded a net loss of $47,497 for period from December 19, 2008 (Date of Inception) until December 31, 2010.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $565, consisting of Cash. We had current liabilities as of December 31, 2010 of $40,062.  Thus, we had a working capital deficit of $39,497 as of December 31, 2010.

As of December 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. As of December 31, 2010 we have $565 cash on hand. Currently, the company’s assets cannot satisfy its cash requirements. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of us as a going concern.  However, we have accumulated deficit of $47,497 as of December 31, 2010.  We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position the company so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to disclose this item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidate d Balance Sheets as of December 31, 2010 and 2009;
F-3	Statements of Operations for the years ended December 31, 2010 and 2009, and the period from inception to December 31, 2010;
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception to December 31, 2010;
F-5	Statements of Cash Flows for the years ended December 31, 2010 and 2009, and the period from inception to December 31, 2010;
F-6	Notes to Financial Statements.

SADLER, GIBB & ASSOCIATES, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Dragon Beverage, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Dragon Beverage, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from December 19, 2008 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dragon Beverage, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from December 19, 2008 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates

Salt Lake City, UT
February 4, 2010

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash	$565	$300

Total Current Assets	565	300

TOTAL ASSETS	$565	$300

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$25,146	$-
Accrued interest	1,039	109
Notes payable related party	13,877	7,260

Total Current Liabilities	40,062	7,369

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 90,000,000 shares authorized at par value of $0.001, 8,000,000 and 5,000,000 shares issued and outstanding, respectively	8,000	5,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(47,497)	(12,069)

Total Stockholders' Equity (Deficit)	(39,497)	(7,069)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$565	$300

The accompanying notes are an integral part of these financial statements.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on December 19,
	For the Years Ended		2008 Through
	December 31,		December 31,
	2010	2009	2010

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	34,498	-	46,458

Total Operating Expenses	34,498	-	46,458

LOSS FROM OPERATIONS	(34,498)	-	(46,458)

OTHER EXPENSES

Interest expense	(930)	(109)	(1,039)

Total Other Expenses	(930)	(109)	(1,039)

LOSS BEFORE INCOME TAXES	(35,428)	(109)	(47,497)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(35,428)	$(109)	$(47,497)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,457,534	5,000,000

The accompanying notes are an integral part of these financial statements.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at inception, December 19, 2008	-	$-	$-	$-	$-

Common stock issued to founders for cash and services at $0.001	5,000,000	5,000	-	-	5,000

Net loss for the period ended December 31, 2008	-	-	-	(11,960)	(11,960)

Balance, December 31, 2008	5,000,000	5,000	-	(11,960)	(6,960)

Net loss for the year ended December 31, 2009	-	-	-	(109)	(109)

Balance, December 31, 2009	5,000,000	5,000	-	(12,069)	(7,069)

Common stock sold for cash at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss for the year ended December 31, 2010	-	-	-	(35,428)	(35,428)

Balance, December 31, 2010	8,000,000	$8,000	$-	$(47,497)	$(39,497)

The accompanying notes are an integral part of these financial statements.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on December 19,
	For the Years Ended		2008 Through
	December 31,		December 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(35,428)	$(109)	$(47,497)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	4,700
Changes to operating assets and liabilities:
Accounts payable	25,146	(7,260)	25,146
Accrued interest payable	930	109	1,039
Related party notes payable	5,117	7,260	12,377

Net Cash Used in Operating Activities	(4,235)	-	(4,235)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from related party notes payable	1,500	-	1,500
Common stock issued for cash	3,000	-	3,300

Net Cash Provided by Financing Activities	4,500	-	4,800

NET INCREASE IN CASH	265	-	565
CASH AT BEGINNING OF PERIOD	300	300	-

CASH AT END OF PERIOD	$565	$300	$565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Dragon Beverage, Inc. (the Company) was incorporated in the State of Nevada on December 19, 2008. The Company was incorporated to engage in the business of developing, producing, and distributing beverage products.

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

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2009 financial statements have been reclassified to conform to the presentation in the December 31, 2010 financial statements.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009.

 DRAGON BEVERAGE, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation.
The Company has adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2010, the Company has not issued any share-based payments to its employees.

Income Taxes
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are  reduced by a  valuation  allowance  when,  in the opinion  of  management,  it is more  likely  than not  that  some portion or all of the deferred  tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31, 2010	December 31, 2009
Income tax expense at statutory rate	$(13,817)	$(43)
Valuation allowance	13,817	43
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2010	December 31, 2009
NOL carryover	$18,524	$4,707
Valuation allowance	(18,524)	(4,707)
Net deferred tax asset	$-	$-

At December 31, 2010, the Company had net operating loss carry forwards of approximately $47,497 that may be offset against future taxable income through 2030.  No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010 and December 31, 2009.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Loss (numerator)	$(35,428)	$(109)
Shares (denominator)	7,457,534	5,000,000
Per share amount	$(0.00)	$(0.00)

Recent Accounting Pronouncements
Below is a listing of the most recent accounting pronouncements issued through May 27, 2010. The Company has evaluated these pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

NOTE 2 - COMMON STOCK

At December 31, 2010 and 2009, the Company had no preferred stock issued and outstanding.  The Company is authorized to issue 10,000,000 shares of preferred stock and 90,000,000 shares of common stock with a par value of $0.001 per share.

On March 8, 2010, the Company issued 3,000,000 shares of its par value $0.001 common stock for $3,000 cash.

During the year ended December 31, 2009, the Company issued 5,000,000 shares of common stock to the Company founders for cash and services at $0.001 per share.

DRAGON BEVERAGE, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $47,497 as of December 31, 2010.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 - RELATED PARTY NOTE PAYABLE

From time to time the Company has received funds from a related party.  The notes bear interest at 10%, are unsecured and are due on demand.  As of December 31, 2010, the Company had borrowed a total of $13,877 and recognized $1,039 of accrued interest on the note.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has reviewed all material events through the date of this report and determined that there are no other material subsequent events to report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G  of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.  We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors.

Name	Age	Office(s) Held
Igor Svishevskiy		President, Chief Executive Officer and Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Igor Svishevskiy is our sole officer and director. Mr. Svishevskiy has been working the customer service industry for over 7 years, starting in CallTech, a Technical Support Center in Columbus, OH in 2003 assisting customers with various technical computer and logistical issues. He ended his employment there in September 2005. Currently, he is working for Nationwide Insurance in the Information Technology Service Desk, which began in January 2006, supporting a vast amount of agents and representative applications and services throughout the United States. Mr. Svishevskiy handles all customers’ IT requests, including hardware/software installation and maintenance, as well as provides computer support insight & analysis/optimization. With his limited, but varied experience and volition to succeed in the business field, he has expanded into the beverage industry with Dragon Beverage, Inc.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Fraser Cottingon, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Igor Svishevskiy President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Igor Svishevskiy	-	-	-	-	-	-	-	-	-

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  December 31, 2010, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC.  The information is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after December 31, 2010 through the exercise of any stock option, warrant or other right.  The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Beneficial owner	Number of shares beneficially owned (1)	Post-Offering Maximum Amount (2)
Officers and Directors
Igor Svishevskiy	5,000,000	62.5%
Officers and Directors collectively	5,000,000	62.5%

5 Percent Shareholders
None

(1)
Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2)	A total of 8,000,000 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described above and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since December 31, 2009 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

We issued 5,000,000 shares of common stock to our sole officer and director for $300 in cash and services valued at $4,700. These shares were issued for our website design.

On November 6, 2009 the Company entered into a promissory note with our sole officer and director to pay for legal expenses incurred by the Company.  The note bears interest at 10% per annum, is non-secured, and due on demand.  As of December 31, 2010, the Company had borrowed a total of $13,877 and recognized $1,039 of accrued interest on the note.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$4,500	$0	$0	$0
2009		$$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8).

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 filed on April 1, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragon Beverage, Inc.

By:	/s/ Igor Svishevskiy
Igor Svishevskiy President, Chief Executive Officer, Principal Executive Officer, and Director
February 11, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Igor Svishevskiy
Igor Svishevskiy President, Chief Executive Officer, Principal Executive Officer, and Director
February 11, 2011