Form 10-Q
period 2011-03-31
Dragon Beverage, Inc.
filed 2011-05-06
CIK 1488309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-165863

E-Waste Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-4018362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1945 Judwick Dr. Columbus, OH 43229
(Address of principal executive offices)

614.440.1385
(Registrant's telephone number)
Dragon Beverage, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,000,000 shares as of April 27, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited);

F-2	Statements of Operations for the three months ended March 31, 2011 and 2010 and from December 19, 2008 (Date of Inception) through March 31, 2011 (unaudited);

F-3	Statement of Stockholders’ Equity for the period from December 19, 2008 (Date of Inception) through March 31, 2011 (unaudited);

F-4	Statements of Cash Flows for the three months ended March 31, 2011, and from December 19, 2008 (Date of Inception) through March 31, 2011 (unaudited);

F-5	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

E-WASTE SYSTEMS, INC.

(Formerly Dragon Beverage, Inc.)

(A Development Stage Company)

Balance Sheet

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$2,950	$565

Total Current Assets	2,950	565

TOTAL ASSETS	$2,950	$565

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$18,694	$25,146
Accrued interest	1,779	1,039
Notes payable related party	30,017	13,877

Total Current Liabilities	50,490	40,062

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized at par value of $0.001, no shares issued and outstanding
Common stock, 190,000,000 shares authorized at par value of $0.001, 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	(92,000)	(92,000)
Deficit accumulated during the development stage	(55,540)	(47,497)

Total Stockholders' Equity (Deficit)	(47,540)	(39,497)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,950	$565

The accompanying notes are an integral part of these financial statements.

F-1

E-WASTE SYSTEMS, INC.

(Formerly Dragon Beverage, Inc.)

(A Development Stage Company)

Statement of Operations

(unaudited)

	For the Three Months		From Inception on December 19, 2008 Through
	Ended March 31,		March 31,
	2011	2010	2011

REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS MARGIN	—	—	—

OPERATING EXPENSES

Professional fees	7,048	7,342	32,151
General and administrative	255	1,272	21,610

Total Operating Expenses	7,303	8,614	53,761

LOSS FROM OPERATIONS	(7,303)	(8,614)	(53,761)

OTHER EXPENSES

Interest expense	(740)	(179)	(1,779)

Total Other Expenses	(740)	(179)	(1,779)

LOSS BEFORE INCOME TAXES	(8,043)	(8,793)	(55,540)
PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(8,043)	$(8,793)	$(55,540)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	100,000,000	5,800,000

The accompanying notes are an integral part of these financial statements.

F-2

E-WASTE SYSTEMS, INC.

(Formerly Dragon Beverage, Inc.)
(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at inception, December 19, 2008	—	$—	$—	$—	$—

Common stock issued to founders for cash and services at $0.0001	62,500,000	62,500	(57,500)	—	5,000

Net loss for the period ended December 31, 2008	—	—	—	(11,960)	(11,960)

Balance, December 31, 2008	62,500,000	62,500	(57,500)	(11,960)	(6,960)

Net loss for the year ended December 31, 2009	—	—	—	(109)	(109)

Balance, December 31, 2009	62,500,000	62,500	(57,500)	(12,069)	(7,069)

Common stock sold for cash at $0.001 per share	37,500,000	37,500	(34,500)	—	3,000

Net loss for the year ended
December 31, 2010	—	—	—	(35,428)	(35,428)

Balance, December 31, 2010	100,000,000	100,000	(92,000)	(47,497)	(39,497)

Net loss for the three months ended March 31, 2011 (unaudited)	—	—	—	(8,043)	(8,043)

Balance, March 31, 2011 (unaudited)	100,000,000	$100,000	$(92,000)	$(55,540)	$(47,540)

The accompanying notes are an integral part of these financial statements.

F-3

E-WASTE SYSTEMS, INC.

(Formerly Dragon Beverage, Inc.)
(A Development Stage Company)

Statement of Cash Flows

(unaudited)

			From Inception
			on December 19,
	For the Three Months Ended		2008 Through
	March 31,		March 31,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(8,043)	$(8,793)	$(55,540)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	—	—	4,700
Changes to operating assets and liabilities:
Changes in accounts payable	(6,452)	—	18,694
Increase in accrued interest payable	740	6,969	1,779

Net Cash Used in Operating Activities	(13,755)	(1,824)	(30,367)

INVESTING ACTIVITIES

Purchase of property and equipment	—	—	—

Net Cash Used in Investing Activities	—	—	—

FINANCING ACTIVITIES

Proceeds from notes payable	21,000		34,877
Payments on notes payable	(4,860)	179	(4,860)
Common stock issued for cash	—	3,000	3,300

Net Cash Provided by Financing Activities	16,140	3,179	33,317

NET INCREASE IN CASH	2,385	1,355	2,950
CASH AT BEGINNING OF PERIOD	565	300	—

CASH AT END OF PERIOD	$2,950	$1,655	$2,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

F-4

E-WASTE SYSTEMS, INC.

(Formerly Dragon Beverage, Inc.)
(A Development Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the period ended March 31, 2011 and 2010 is not necessarily indicative of the operating results for the full year.

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

F-5

E-WASTE SYSTEMS, INC.

(Formerly Dragon Beverage, Inc.)
(A Development Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 - RELATED PARTY NOTE PAYABLE

From time to time the Company has received funds from a related party.  The notes bear interest at 10%, are unsecured and are due on demand.  As of March 31, 2011, the Company had borrowed a total of $30,017 and recognized $1,779 of accrued interest on the liability.

NOTE 5 – COMMON STOCK

On March 8, 2010, the Company issued 3,000,000 shares of its par value $0.001 common stock for $3,000 cash.

The Company’s board of directors and majority shareholder approved a forward split of 12.5 to one in which each shareholder was issued 12.5 common shares in exchange for each one common share of their currently issued common stock.

A record date of March 28, 2010 was established in order to provide FINRA ten days notice pursuant to Rule 10b-17 of the Securities and Exchange Act of 1934, as amended. Prior to approval of the forward split the Company had a total of 8,000,000 issued and outstanding shares of common stock, par value $0.001. On the effective date of the forward split, the Company had a total of 100,000,000 issued and outstanding shares of common stock, par value $0.001. New stock certificates will be issued upon surrender of the shareholders’ old certificates.

The Company’s board of directors and majority shareholder approved an amendment to the articles of incorporation for the purpose of increasing the authorized common stock from 90,000,000 shares to 190,000,000 shares. The Company’s authorized shares of preferred stock were not affected in this corporate action.

NOTE 6 – SUBSEQUENT EVENTS

On May 6, 2011 the Company amended its articles of incorporation to change the name of the Company from Dragon Beverage, Inc. to E-Waste Systems, Inc.

In accordance with ASC 855-10, the Company’s management has reviewed all material events there are no material subsequent events to report.

F-6

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

Lastly, we plan to negotiate with Market Beverage Group to market and distribute our product in its already established channels of commence. We have not yet begun to negotiate with Market Beverage Group to market and distribute our products. With financing, we expect that we will commence these negotiations in the next few months.

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

As of the date of this report, we have not been successful in raising capital for our business plan. Although we intend to continue to search for needed capital continue operations, we are taking steps at the present to expand our business plan to gain access to funds. Recent negotiations with what we believe is an alternative business opportunity leads us to believe that we will be revising our business plan and focus over the next quarter. If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to continue our energy drink business. In line with this new opportunity, we have renamed our company “E-Waste Systems, Inc.”

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

Results of Operations for the Three and Nine Months Ended March 31, 2011 and 2010 and Period from December 19, 2008 (Inception) through March 31, 2011

We generated no revenue for the period from December 19, 2008 (Date of Inception) until March 31, 2011.

We incurred $7,303 in operating expenses for three months ended March 31, 2011, as compared with $8,614 in operating expenses for the same period ended 2010. Our operating expenses for the three months ended March 31, 2011 and 2010 consisted entirely of general and administrative expenses.

Our operating expenses for the period from December 19, 2008 (Date of Inception) until March 31, 2011 were $53,761, and consisted entirely of general and administrative expenses.

We incurred other expenses based solely on interest expenses of $740 for the three months ended March 31, 2011, as compared with other expenses based solely on interest expenses of $179 for the same period ended March 31, 2010. We incurred other expenses based solely on interest expenses of $1,779 for the period from December 19, 2008 (Date of Inception) until March 31, 2011.

We have used cash from sales of common stock and loans from Mr. Svishevskiy, our officer and director, to fund expenses to date.

We, therefore, recorded a net loss of $8,043 for the three months ended March 31, 2011, as compared with a net loss of $8,793 for the same period ended March 31, 2010. We recorded a net loss of $55,540 for the period from December 19, 2008 (Date of Inception) until March 31, 2011.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with expenses for reporting under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $2,950 and total current liabilities of $50,490.  We had a working capital deficit of $47,540 as of March 31, 2011.

As of March 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. As of March 31, 2011 we have $2,950 cash on hand. Currently, the company’s assets cannot satisfy its cash requirements. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Igor Svishevskiy.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In December 2008, we issued 62,500,000 shares of common stock to Igor Svishevskiy, our President and Director. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") at a price of $0.001 per share, for total proceeds of $300 and services valued at $4,700. Mr. Svishevskiy designed our website as services for the shares. The 62,500,000 shares of common stock are restricted shares as defined in the Securities Act.

On February 17, 2010 we opened and on March 30, 2010 we closed a private placement and issued 37,500,000 shares of our common stock pursuant to Regulation D, Rule 504 of the Securities Act. All shares were issued at a price of $0.001 per share. We received proceeds of $3,000 from the offering. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. The selling stockholders named in this prospectus include all of the purchasers who purchased shares pursuant to this Regulation D offering. No general solicitation or advertising was used in connection with our Regulation D offering.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment dated May 5, 2011
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Waste Systems, Inc.

Date:	May 6, 2011

By:	/s/ Igor Svishevskiy
Igor Svishevskiy
Title:	Chief Executive Officer, Chief Financial Officer, and Director

