Form 10-Q
period 2011-06-30
EWaste Systems, Inc.
filed 2011-08-19
CIK 1488309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-165863

E-Waste Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-4018362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
101 First Street #493, Los Altos, CA 94022
(Address of principal executive offices) (Zip Code)

650-283-2907
(Registrant's telephone number)
1945 Judwick Drive, Columbus, Ohio, 43229
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 18, 2011 there were 100,000,000 shares of our common stock issued and outstanding

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30 , 2011 (unaudited) and December 31, 2010 (audited);

F-2	Statements of Operations for the three and six months ended June 30, 2011 and 2010 and from December 19, 2008 (Date of Inception) through June 30, 2011 (unaudited);

F-3	Statement of Stockholders’ Equity for the period from December 19, 2008 (Date of Inception) through June 30, 2011 (unaudited);

F-4	Statements of Cash Flows for the six months ended June 30, 2011, and 2010, and from December 19, 2008 (Date of Inception) through June 30, 2011 (unaudited);

F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

E-WASTE SYSTEMS, INC
(Formerly Dragon Beverage, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash	$3,447	$565

Total Current Assets	3,447	565

TOTAL ASSETS	$3,447	$565

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$32,919	$25,146
Accrued interest	3,931	1,039
Derivative liability	103,058	-
Convertible note payable	73,500	-
Notes payable related party	27,640	13,877

Total Current Liabilities	241,048	40,062

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, no shares issued
and outstanding	-	-
Common stock, 190,000,000 shares authorized
at par value of $0.001, 100,000,000
shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	(92,000)	(92,000)
Deficit accumulated during the development stage	(245,601)	(47,497)

Total Stockholders' Equity (Deficit)	(237,601)	(39,497)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$3,447	$565
The accompanying notes are an integral part of these financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on December 19,
	For the Three Months Ended		For the Six Months Ended		2008 Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Professional fees	81,693	13,290	88,741	20,632	113,844
General and administrative	3,158	2,888	3,413	4,160	24,768

Total Operating Expenses	84,851	16,178	92,154	24,792	138,612

LOSS FROM OPERATIONS	(84,851)	(16,178)	(92,154)	(24,792)	(138,612)

OTHER EXPENSES

Interest expense	(25,776)	(227)	(26,516)	(406)	(27,555)
Loss on derivative liability	(79,434)	-	(79,434)	-	(79,434)

Total Other Expenses	(105,210)	(227)	(105,950)	(406)	(106,989)

LOSS BEFORE INCOME TAXES	(190,061)	(16,405)	(198,104)	(25,198)	(245,601)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(190,061)	$(16,405)	$(198,104)	$(25,198)	$(245,601)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	100,000,000	8,000,000	100,000,000	6,906,077

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at inception, December 19, 2008	-	$-	$-	$-	$-

Common stock issued to founders
for cash and services at $0.0001	62,500,000	62,500	(57,500)	-	5,000

Net loss for the period ended
December 31, 2008	-	-	-	(11,960)	(11,960)

Balance, December 31, 2008	62,500,000	62,500	(57,500)	(11,960)	(6,960)

Net loss for the year
ended December 31, 2009	-	-	-	(109)	(109)

Balance, December 31, 2009	62,500,000	62,500	(57,500)	(12,069)	(7,069)

Common stock sold for cash
at $0.001 per share	37,500,000	37,500	(34,500)	-	3,000

Net loss for the year ended
December 31, 2010	-	-	-	(35,428)	(35,428)

Balance, December 31, 2010	100,000,000	100,000	(92,000)	(47,497)	(39,497)

Net loss for the six months ended
June 30, 2011 (unaudited)	-	-	-	(198,104)	(198,104)

Balance, June 30, 2011 (unaudited)	100,000,000	$100,000	$(92,000)	$(245,601)	$(237,601)

The accompanying notes are an integral part of these financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on December 19,
	For the Six Months Ended		2008 Through
	June 30,		June 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(198,104)	$(25,198)	$(245,601)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	4,700
Expenses paid by shareholders on behalf
of the Company	70,500	-	70,500
Loss on derivative liability	79,434		79,434
Amortization of derivative liability	23,624	-	23,624
Changes to operating assets and liabilities:
Changes in accounts payable	7,773	-	32,919
Increase in accrued interest payable	2,892	20,557	3,931

Net Cash Used in Operating Activities	(13,881)	(4,641)	(30,493)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from note payable, related party	34,000	1,906	47,877
Cash payments on note payable, related party	(17,237)	-	(17,237)
Common stock issued for cash	-	3,000	3,300

Net Cash Provided by Financing Activities	16,763	4,906	33,940

NET INCREASE IN CASH	2,882	265	3,447
CASH AT BEGINNING OF PERIOD	565	300	-

CASH AT END OF PERIOD	$3,447	$565	$3,447
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

E-WASTE SYSTEMS, INC.

(Formerly Dragon Beverage, Inc.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2011 and December 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain balances in previously issued financial statements have been reclassified to be consistent with current period presentation.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - RELATED PARTY NOTE PAYABLE

From time to time the Company has received funds from a related party.  The notes bear interest at 10%, are unsecured and are due on demand.  As of June 30, 2011, the Company had borrowed a total of $44,877 and made repayments totaling $17,237, leaving an unpaid principal balance of $27,640 at June 30, 2011.  The Company also recognized $2,725 of accrued interest on the liability through June 30, 2011

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On May 2, 2011 the Company entered into a Convertible Note Agreement whereby the Company borrowed $73,500 from a third party.  Of this amount, $13,000 was received by the Company in cash, and the remaining $60,500 was paid to Company creditors directly by the lender.  The note accrues interest at a rate of 12% per annum, and is due in full on November 3, 2011.  Unpaid principal and interest on the note is convertible, at the option of the lender, into shares of the Company’s common stock at a price 10% below the average market price for the 30 days preceding conversion.  Pursuant to this conversion clause, the Company has recorded a derivative liability in the amount of $103,058, of which $23,624 was recorded on the note date as interest expense based upon the following assumptions: a) risk free rate – 0.10%; annual volatility – 447%, and the remaining $79,434 was recorded on June 30, 2011 as a loss on derivative liability with the following assumptions: a) risk free rate – 0.03%; annual volatility – 452%.

NOTE 6 – COMMON STOCK

On March 8, 2010, the Company issued 37,500,000 shares of its par value $0.001 common stock for $3,000 cash.

The Company’s board of directors and majority shareholder approved a forward split of 12.5 to one in which each shareholder was issued 12.5 common shares in exchange for each one common share of their currently issued common stock. The accompanying financial statements have been restated to reflect the forward stock split on a retro-active basis.

NOTE 6 – COMMON STOCK (Continued)

The Company’s board of directors and majority shareholder approved an amendment to the articles of incorporation for the purpose of increasing the authorized common stock from 90,000,000 shares to 190,000,000 shares. The Company’s authorized shares of preferred stock were not affected in this corporate action.

NOTE 7 – PENDING PURCHASE AGREEMENT

On June 23, 2011, E-Waste Systems, Inc., entered into a stock and membership purchase agreement with Laptop Service Center, LLC, Surf Investments, Ltd., CSS Fix-It, Kimberly Crew, and Murex Corporation (collectively referred to as Fix-It.  Pursuant to the Purchase Agreement the Company will acquire from the Sellers all equity interest in Fix-It for an aggregate purchase price consisting of an initial payment of $750,000 and subsequent earn out payments.  An initial payment of $500,000 is due on the closing date and the $250,000 balance will be financed with a 120 day promissory note.  The Earn Out, if any, is payable after the first anniversary of the closing date.  The earn out will be equal to Fix-It’s earnings before income taxes, depreciation and amortization for the first year after the closing date multiplied by four and reduced by the initial payment provided that such earn out amount will not exceed $3,000,000.  The Purchase Agreement includes customary representations, warranties, and covenants of the parties. The transaction has not closed as of the date of these financial statements.

 NOTE 8 – SUBSEQUENT EVENTS

On July 7, 2011 the Company signed a letter of intent to purchase Tech Disposal, Inc., an                electronic waste recycler and asset recovery specialist, based in Ohio.

On July 26, 2011 the Company signed a letter of intent to acquire American Retroworks, Inc., Good Point Recycling, and Retroworks de Mexico, (collectively, “the acquired entity”) located in Middlebury, Vermont.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no other material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:

•

general economic conditions;

•

risk that we will not be able to close the transaction to acquire Laptop Service Center, LLC d/b/a Computer Systems Solutions, a Pennsylvania limited liability company, and Surf Investments, Ltd. d/b/a CPU, a California corporation;

•

risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to execute on our planned operations;

•

the uncertainty of profitability based upon our history of losses and absence of any revenue generated from operations;

•

our pursuit of operations in an emerging market with uncertainty as to market acceptance of our products and services;

•

risk that we cannot attract, retain and motivate qualified personnel;

•

our dependence on key personnel;

•

competition from larger, more established companies with far greater economic and human resources;

•

possible issuance of common stock to raise adequate financing that may dilute the interest of stockholders;

•

future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital;

•

our nonpayment of dividends and lack of plans to pay dividends in the future;

The forgoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean E-Waste Systems, Inc., unless otherwise indicated.

Company Overview

We were incorporated in the State of Nevada under the name Dragon Beverage, Inc. on December 19, 2008 for the purpose of developing, producing and selling energy drink beverages. We anticipated that our energy drinks would be sold in the beverage sections of retailers such as supermarkets, delicatessens, and drug, convenience, and liquor stores. Our plan was to raise money necessary to manufacture, market and sell our finished products.  In the long term, we hoped to acquire competing companies and the products they have developed, or to license similar products from competing companies to complement our existing products.

We have not been successful in implementing this business plan primarily because of our inability to secure sufficient financing in order to be able to execute on this business plan.  In May 2011, our management determined that it was necessary to reassess our current direction and evaluate pursing other opportunities which management believes will be more attractive to secure the financing required to commence operations.   In connection with this assessment, we have determined to suspend our plan of developing, producing and selling energy drink beverages in order to pursue becoming a global provider of waste electric and electronic equipment processing services.  In May 2011, we changed our name to “E-Waste Systems, Inc.”

to better reflect this new direction for our company and are pursuing acquisitions of providers of waste electric and electronic equipment processing services.  We have not entered into any letters of intent or agreements providing for the acquisition of any companies other than as discussed in this report.

Our current cash on hand is insufficient to complete any of the proposed acquisitions described below.  We can provide no assurance that we will secure sufficient financing in order to complete any acquisition in the future. If we are unable to secure sufficient financing to be able to close an acquisition of a provider of waste electric and electronic equipment processing services, we will be unable to implement our revised business plan as planned.

Possible Acquisition of Fix-It

On June 23, 2011, we entered into a stock and membership interest purchase agreement (the “Purchase Agreement”) with Laptop Service Center, LLC d/b/a Computer Systems Solutions, a Pennsylvania limited liability company (“CSS”), Surf Investments, Ltd. d/b/a CPU, a California corporation (“CPU,” and collectively with CSS, “Fix-It”), Kimberly Crew an individual resident of the Commonwealth of Pennsylvania (“Crew”) and Murex Corporation, a Pennsylvania corporation (“Murex,” and collectively with Crew, “Sellers”).  Pursuant to the Purchase Agreement, we will acquire from Sellers all equity interest in Fix-It owned by Sellers (the “Transaction”) for an aggregate purchase price consisting of an initial payment of $750,000 (“Initial Payment”) and subsequent earnout payment (“Earnout”).  The Initial Payment is payable with $500,000 on the closing date (the “Closing Date”), and the remaining $250,000 pursuant to a 120-days promissory note.  The Earnout, if any, is payable after the first anniversary of the Closing Date and equals to Fix-It’s EBITDA for the first year after the Closing Date multiplied by four and reduced by the Initial Payment, provided that such Earnout amount will not exceed $3,000,000.

The Purchase Agreement includes customary representations, warranties, and covenants of the parties.

The closing of the Transaction is subject to certain conditions, including, but not limited to: Sellers and Fix-It performing their obligations and covenants under the Purchase Agreement; us completing our due diligence process of Fix-It and leased real estate; no material adverse change occurring to Fix-It business; the  parties obtaining all required third-party consents; Fix-It continues to operate its business in the ordinary course; the auditors of Fix-It completing the audit of the financial statements for the year ended December 31, 2009 and 2010; and other closing conditions.  The Transaction is expected to close on or before September 23, 2011.  We can give you no assurance that the closing conditions or other conditions will ever be satisfied to allow us to close the Transaction.

The Purchase Agreement contains certain termination rights, including the right of either party to terminate the Agreement if the closing has not occurred by September 23, 2011 (as long as the terminating party has performed its obligations under the Purchase Agreement) and to terminate upon a material misrepresentation or breach by the other party.  The Purchase Agreement may also be terminated upon mutual written consent of the parties.

 Possible Acquisition of Tech Disposal

As a part of our business plan, we intend to seek out and strategically pursue the acquisition of other companies providing waste electric and electronic equipment processing services which, in the opinion of our management, could offer attractive opportunities.  Presently, we are considering the acquisition of Tech Disposal, Inc. (“Tech Disposal”), an electronic waste recycler and asset recovery specialist based in Ohio (the “Proposed Transaction”).  We have entered into a letter of intent with Tech Disposal that contemplates that we would purchase all shares of Tech Disposal, free and clear of any claims, liens or encumbrances.  The purchase price (the “Purchase Price”) for the shares is contemplated to be 4.5 X (four and one-half multiplied by) the adjusted Earnings Before Interest Tax Depreciation and Amortization (EBITDA) for the twelve month period immediately following Closing (the Earnout Period), plus the amount of auditor verified cash in the bank at the date of Closing (the “Cash”), with the entire consideration payable in a mix of cash paid over 24 months and shares of our common stock.  The cash portion shall be the value of the tangible assets of Tech Disposal plus the Cash.  The stock portion of the Purchase Price shall be estimated based on agreed financial forecasts for the Earnout EBITDA and valued at $0.50 per share.  It is contemplated that the actual EBITDA Earnout will be determined by our auditors and the Purchase Price adjusted based on the formula above.  The adjustment will adjust the number of shares of our common stock released to Tech Disposal.  The Purchase Price assumes that Tech Disposal will be free of indebtedness for borrowed money at the time of Closing and at the end of the Earnout Period, unless otherwise agreed to be assumed by us as part of the Purchase Price. This Letter of Intent is intended to reflect our preliminary understandings only and is not intended to be a binding agreement.

The Proposed Transaction is anticipated to occur on or about September 30, 2011 and is subject to certain conditions, including, but not limited to, the satisfactory completion of due diligence, the execution of a binding definitive agreement between the parties and our ability to secure sufficient financing to close the Proposed Transaction.  Our due diligence review is ongoing and we can give you no assurance that these and other conditions will ever be satisfied to allow us to close the Proposed Transaction on September 30, 2011 or otherwise.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Revenues

We generated no revenue for the period from December 19, 2008 (Date of Inception) until June 30, 2011.  We do not anticipate earning revenues until such time that we are able, if at all, to complete an acquisition.

Operating Expenses

We incurred $84,851 in operating expenses for three months ended June 30, 2011, as compared with $16,178 in operating expenses for three months ended June 30, 2010.  We incurred $92,154 in operating expenses for six months ended June 30, 2011, as compared with $24,792 in operating expenses for the same period ended 2010.  Our operating expenses for the three and six months ended June 30, 2011 and 2010 consisted entirely of professional fees and general and administrative expenses.  The increase in our operating expenses is primarily attributable to the legal and accounting fees incurred with the negotiations for and the due diligence on various acquisition candidates.  We anticipate our operating expenses will increase as we begin to implement our new business plan.

Other Items

We incurred other expenses of $105,210 for the three months ended June 30, 2011, as compared with other expenses of $227 for the three months ended June 30, 2010.  We incurred other expenses of $105,950 for the six months ended June 30, 2011, as compared with other expenses of $406 for the same period ended June 30, 2010.  Other expenses are attributable to interest expense on an outstanding demand note to a related party and a loss on derivative liability relating to convertible debt.

Net Loss

As a result of the above, for the three months ended June 30, 2011, we reported a net loss of $190,061, as compared to a net loss of $16,405 for the three months ended June 30, 2010.  We reported a net loss of $198,104 for the six months ended June 30, 2011, as compared to a net loss of $25,198 for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $3,447 and total current liabilities of $241,048.  We had a working capital deficit of $237,601 as of June 30, 2011.

As of June 30, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. As of June 30, 2011 we have $3,447 cash on hand. Currently, our assets cannot satisfy our cash requirements. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing.  We believe that debt financing may not be an alternative for funding as we have limited tangible assets to secure any debt financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund any acquisition we are pursuing. In the absence of such financing, we will not be able to complete any acquisition.  If we are unable to secure sufficient financing to be able to close an acquisition of a provider of waste electric and electronic equipment processing services, we will be unable to implement our revised business plan as planned.

Cash Used in Operating Activities

Operating activities in the six months ended June 30, 2011 and 2010 used cash of $13,881 and $4,641, respectively, which reflect our recurring operating losses.  Our net loss reported for six months ended June 30, 2011 over the same period was the primary reason for our negative operating cash flow.  Our reporting negative operating cash flows for the six months ended June 30, 2011 was partially offset by $70,500 in expenses paid by a related party, a loss on derivative liability of $79,434, and $23,624 in amortization of derivative liability, as well as a $2,892 increase in accrued interest payable  and a $7,773 increase in accounts payable for the reporting period

Cash Used in Investing Activities

We did not use any cash in investing for the six months ended June 30, 2011 or 2010.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily from loans made to the company.  Net cash flows provided by financing activities for the six months ended June 30, 2011 was $16,763, which consisted entirely of $34,000 in proceeds received from a note payable , partially offset by cash payments of $17,237 on notes payable.  Net cash flows provided by financing activities for the six months ended June 30, 2010 was $4,906, which consisted entirely of $1,906 in proceeds received from a note payable and $3,000 from common stock issued for cash.

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management's plan is to obtain such resources for us by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2010. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

(Not Applicable)

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr.  Martin Nielson.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.

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

Changes in Internal Control

There have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding, and we are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

(Not Applicable)

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved

Item 5.     Other Information

None

Item 6.      Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Waste Systems, Inc.

Date:	August 18, 2011

By:	___________________
Martin Nielson
Title:	President, Chief Executive Officer, Chief Financial Officer, and Director

E-Waste Systems, Inc.

(the “Registrant”)

(Commission File No. 333-165863)

Exhibit Index

To Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2011

ExhibitNumber	Description	Incorporated by Reference to:	Filed Herewith
10.1

Purchase Agreement, dated June 23, 2011 by and among E-Waste Systems, Inc., on the one hand, and Laptop Service Center, LLC D/B/A Computer Systems Solutions, Surf Investments, Ltd. D/B/A/ CPU, Kimberly Crew, and Murex Corporation, on the other hand.

Exhibit 10.1 to the Form 8-K filed on June 28, 2011
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Letter of Intent with Tech Disposal, Inc.	X
101.INS *	XBRL Instance Document	X
101.SCH *	XBRL Taxonomy Extension Schema Document	X
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document	X
1.01 LAB *	XBRL Extension Labels Linkbase Document	X
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document	X

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

CERTIFICATIONS

I, Martin Nielson, certify that;

(1)

I have reviewed this quarterly report on Form 10-Q of E-Waste Systems, Inc.;

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

The registrant’s other certifying officer(s) an I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(1) and 15d-15(f) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

 (5)

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 19, 2011
________________________
By: Martin Nielson
Title: Chief Executive Officer

CERTIFICATIONS

I, Martin Nielson, certify that;

(1)

I have reviewed this quarterly report on Form 10-Q of E-Waste Systems, Inc.;

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

The registrant’s other certifying officer(s) an I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(1) and 15d-15(f) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

(5)

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 19, 2011
________________________
By: Martin Nielson
Title: Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of E-Waste Systems, Inc. for the quarter ended June 30, 2011, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1)

the Quarterly Report on Form 10-Q of E-Waste Systems, Inc. for the quarter ended June 30, 2011 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, fairly presents in all material respects, the financial condition and results of operations of E-Waste Systems, Inc.

By:
Name:	Martin Nielson
Title:	Principal Executive Officer & Principal Financial Officer
Date:	August 19, 2011