Form 10-Q/A
period 2011-06-30
EWaste Systems, Inc.
filed 2011-08-22
CIK 1488309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 18, 2011 there were 100,000,000 shares of our common stock issued and outstanding

EXPLANATORY NOTE

E-Waste Systems, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011, for the sole purpose of adding signatures on the signature page, as well as all certification pages. We are also furnishing Exhibit 99.1 – Letter of Intent for Tech Disposal that was inadvertently missing from the filing of August 15, 2011.

No other Changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

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

E-Waste Systems, Inc.

Date:	August 22, 2011

By:	___________________
Martin Nielson
Title:	President, Chief Executive Officer, Chief Financial Officer, and Director

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

Date: August 22, 2011
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

Date: August 22, 2011
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

By:
Name:	Martin Nielson
Title:	Principal Executive Officer & Principal Financial Officer
Date:	August 22, 2011