Form 10-Q/A
period 2011-06-30
EWaste Systems, Inc.
filed 2011-09-06
CIK 1488309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 2

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

E-Waste Systems, Inc. is filing this Amendment No. 2 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”)  September 6, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101..

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

E-Waste Systems, Inc.

Date:	September 6, 2011, 2011

By:	_/s/ Martin Nielson______________
Martin Nielson
Title:	President, Chief Executive Officer, Chief Financial Officer, and Director

E-Waste Systems, Inc.

(the “Registrant”)

(Commission File No. 333-165863)

Exhibit Index

To Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2011

ExhibitNumber	Description	Incorporated by Reference to:	Filed Herewith
31.1	Certification pursuant to Section 302.		X
31.2	Certification pursuant to Section 302.		X
32.1	Certification.		X
101.INS *	XBRL Instance Document		X
101.SCH *	XBRL Taxonomy Extension Schema Document		X
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X
1.01 LAB *	XBRL Extension Labels Linkbase Document		X
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or a