Form 10-Q
period 2011-09-30
EWaste Systems, Inc.
filed 2011-11-21
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes   ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒    Yes    ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    Yes   ☒    No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2011, there were 100,200,000 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30 , 2011 (unaudited) and December 31, 2010 (audited);

F-2	Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and from December 19, 2008 (Date of Inception) through September 30, 2011 (unaudited);

F-3	Statements of Cash Flows for the nine months ended September 30, 2011, and 2010, and from December 19, 2008 (Date of Inception) through September 30, 2011 (unaudited);

F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash	$3,001	$565

Total Current Assets	3,001	565

TOTAL ASSETS	$3,001	$565

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$32,011	$25,146
Accrued expenses-related parties	430,799	-
Accrued interest	8,582	1,039
Derivative liability	7,546	-
Convertible note payable	73,500	-
Notes payable related party	50,240	13,877

Total Current Liabilities	602,678	40,062

STOCKHOLDERS' DEFICIT

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, no shares issued
and outstanding	-	-
Common stock, 190,000,000 shares authorized
at par value of $0.001, 100,000,000
shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	(120,170)	(92,000)
Deficit accumulated during the development stage	(579,507)	(47,497)

Total Stockholders' Deficit	(599,677)	(39,497)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$3,001	$565

The accompanying notes are an integral part of these financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on December 19,
	For the Three Months Ended		For the Nine Months Ended		2008 Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Directors' and officers' accrued compensation	405,799	-	405,799	-	405,799
Professional fees	18,585	8,356	110,357	28,988	139,620
General and administrative	25,522	-	28,935	4,160	46,130

Total Operating Expenses	449,906	8,356	545,091	33,148	591,549

LOSS FROM OPERATIONS	(449,906)	(8,356)	(545,091)	(33,148)	(591,549)

OTHER EXPENSES
Interest expense	(3,489)	(257)	(7,543)	(663)	(8,582)
Gain/(loss) on derivative liability	73,445	-	20,624	-	20,624

Total Other Income/(Expenses)	69,956	(257)	13,081	(663)	12,042

LOSS BEFORE INCOME TAXES	(379,950)	(8,613)	(532,010)	(33,811)	(579,507)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(379,950)	$(8,613)	$(532,010)	$(33,811)	$(579,507)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	100,000,000	8,000,000	100,000,000	6,906,077

The accompanying notes are an integral part of these financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on December 19,
	For the Nine Months Ended		2008 Through
	September 30,		September 30,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(532,010)	$(33,811)	$(579,507)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	4,700
Expenses paid by shareholders on behalf
of the Company	70,500	1,500	75,617
Gain/(loss) on derivative liability	(20,624)	-	(20,624)
Changes to operating assets and liabilities:
Changes in accounts payable	6,865	27,413	32,011
Increase in accrued expenses-related parties	430,799	-	430,799
Increase in accrued interest payable	7,543	663	8,582

Net Cash Used in Operating Activities	(36,927)	(4,235)	(48,422)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from note payable, related party	56,600	1,500	65,360
Cash payments on note payable, related party	(17,237)	-	(17,237)
Common stock issued for cash	-	3,000	3,300

Net Cash Provided by Financing Activities	39,363	4,500	51,423

NET INCREASE IN CASH	2,436	265	3,001

CASH AT BEGINNING OF PERIOD	565	300	-

CASH AT END OF PERIOD	$3,001	$565	$3,001

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2011 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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
Notes to Condensed Financial Statements
September 30, 2011 (Unaudited)

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

NOTE 4 - RELATED PARTY NOTE PAYABLE

From time to time the Company has received funds from a related party.  The notes bear interest at 10%, are unsecured and are due on demand.  As of September 30, 2011, the Company had borrowed a total of $67,477 and made repayments totaling $17,237, leaving an unpaid principal balance of $50,240 at September 30, 2011, which amount was consolidated into a single unsecured demand note on September 15, 2011.  The Company also recognized $3,981 of accrued interest on the liability through September 30, 2011.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On May 2, 2011 the Company entered into a convertible note agreement whereby the Company borrowed $73,500 from a third party.  Of this amount, $13,000 was received by the Company in cash, and the remaining $60,500 was paid to Company creditors directly by the lender.  As initially executed, the note matured on November 2, 2011 and accrued interest at a rate of 12% per annum. The Maturity Date of this convertible note, as amended and restated, has been extended to January 2, 2012 and interest will continue to accrue at a rate of 12% per annum. The principal amount together with interest on each of the foregoing notes may be converted into shares of Series A Preferred Stock at the option of the investor at a conversion price equal to One Hundred Dollars ($100.00) per share.

NOTE 6 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. On May 2, 2011, the Company issued a convertible note of $73,500 to a third party (see note 5). These notes are convertible at the holder’s option at 10% of the average of the market price for the 30 days preceding conversion.

The exercise price of both conversion options are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than effective conversion price of the conversion option. If these provisions are triggered, the exercise price of the imbedded conversion feature will be reduced. As a result, the conversion feature is not considered to be solely indexed to the Company’s own stock and should be bifurcated and recorded at its fair value as a derivative.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2011 (Unaudited)

NOTE 6 – DERIVATIVE LIABILITY (continued)

The total fair value of the conversion option at issuance of $28,170 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion feature being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted.

ASC 815 requires the Company to assess the fair market value of all derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   As of September 30, 2011, the fair value of the derivative has decreased to $7,546 and the Company has recognized a gain of $20,642 accordingly.

NOTE 7 – COMMON STOCK

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

 NOTE 8 – SUBSEQUENT EVENTS

On October 14, 2011 E-Waste Systems, Inc. completed the acquisition of 100 percent of the issued share capital of Tech Disposal, Inc., an electronic waste recycler and asset recovery specialist based in Ohio.  The purchase consideration for the shares will be 4.5 times the adjusted Earnings Before Interest Tax Depreciation and Amortization (EBITDA) for the twelve month period immediately following closing, plus the cash balance at the date of closing, less the initial consideration paid. The initial consideration, paid on the day of the closing comprised 200,000 shares of E-Waste Systems, Inc. common stock, priced at $0.50 each, together with 40,000 shares of E-Waste Systems, Inc. series A preferred stock, each with a face value of $1.00. The remainder of the purchase consideration is deferred for 12 months in accordance with the contractual terms of the earn-out arrangement and is to be paid by issuing new E-Waste Systems, Inc. common shares.

On October 19, 2011, the Company filed a Series A Certificate of Designation with the Nevada Secretary of State for the purpose of creating, from its authorized but unissued “blank check” preferred stock a class of 100,000 shares of preferred stock, designated as the Company’s Series A Convertible Shares, and of fixing the respective rights, preferences, privileges and restrictions of the Series A Convertible Shares (the “Preferred shares”).  The respective rights, preferences, and privileges of and the restrictions on the Preferred Shares are detailed in the Series A Certificate of Designation was filed in a Form 8-K on October 20, 2011.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:

•	general economic conditions;
•	risk that we will not be able to remediate identified material weaknesses in our disclosure controls and procedures;
•	risk that we are unable to successfully integrate our recently completed, first acquisition, Tech Disposal, Inc. (‘TDI”)
•	risk that we might be subject to claims relating to the validity of the sale to us of TDI’s stock;
•	uncertainty as to whether TDI will be able to maintain and expand its current supplier and customer base;
•
risk that we will not be able to obtain the financing required to complete the proposed acquisition of Laptop Service Center, LLC d/b/a Computer Systems Solutions, a Pennsylvania limited liability company, and Surf Investments, Ltd. d/b/a CPU, a California corporation;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to fully implement our business plan;
•	the uncertainty of profitability based upon our history of losses;
•	our pursuit of operations in an emerging market with uncertainty as to market acceptance of our products and services;
•	risk that we cannot attract, retain and motivate qualified personnel;
•	our dependence on key personnel;
•	competition from larger, more established companies with far greater economic and human resources;
•	possible issuance of common stock to raise adequate financing that may dilute the interest of stockholders;
•	future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital;
•	risk that the floating conversion price for our Series A Convertible Preferred Stock may lead to significant shareholder dilution and a corresponding drop in the market price of common stock;
•	our nonpayment of dividends and lack of plans to pay dividends in the future;
•	we are unable to keep current with all of our SEC filings and therefore undermine our status as smaller reporting company.

The forgoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors, such as those discussed in our Current Report on Form 8-K filed on October 20, 2011, which are incorporated herein by reference, could affect the our actual results and should be considered carefully.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean E-Waste Systems, Inc. and our subsidiaries unless otherwise indicated.

Company Overview

We were incorporated in the State of Nevada under the name Dragon Beverage, Inc. on December 19, 2008 for the purpose of developing, producing and selling energy drink beverages.

We were not successful in implementing this business plan primarily because of our inability to secure sufficient financing in order to be able to execute on this business plan.  In May 2011, our management determined that it was necessary to reassess our current direction and evaluate pursing other opportunities which management believed would be more attractive to secure the financing required to commence operations.   In connection with this assessment, we determined to suspend our plan of developing, producing and selling energy drink beverages in order to pursue becoming a provider of waste electric and electronic equipment processing services.  In May 2011, we changed our name to “E-Waste Systems, Inc.” to better reflect this new direction for our company and began, with the assistance of a new management team, to pursue acquisitions of providers of waste electric and electronic equipment processing services.

Acquisition of Tech Disposal, Inc.

On October 14, 2011, we completed the acquisition of Tech Disposal, Inc. (“TDI”), through the purchase of all of the issued and outstanding capital stock of TDI (the “Transaction”) pursuant to that certain stock  purchase agreement (the “TDI Stock Purchase Agreement”) dated September 21, 2011 by and among us, Ikaria Holdings, LLC, an Ohio limited liability company (the “Seller”) and George Pardos, an individual resident of the State of Ohio, a sole shareholder of the Seller (“Pardos”).   As a result of the Transaction, TDI became our wholly owned subsidiary and we assumed the business operations of TDI.

In accordance with terns of the TDI Stock Purchase Agreement, the purchase price we paid at closing for all of the issued and outstanding capital stock of TDI consisted of an initial payment (the “Initial Payment”) with the  potential for the Seller to receive an earn out payment (the “Earn out Payment”).  The Initial Payment consisted of $100,000, which was paid through the issuance of 200,000 shares of our common stock based on a price of $0.50 per share, plus $40,000 which was paid through the issuance of 400 shares of our Series A Preferred Stock, which our Board of Directors provided by resolution the designations, preferences, and rights of the Company’s Series A Preferred Stock in connection with closing of the Transaction.  The Earn out Payment, if any, is payable after the first anniversary of the closing date and is equal to TDI’s EBITDA for the first year after the closing date multiplied by four and one-half (4.5) plus the net working capital, less the amount of the Initial Payment; provided, however, that in no event will the Earn out Payment exceed $2,000,000. The Earn out Payment will be allocated among our Series A Preferred Stock and our common stock in such a manner as to cause our Series A Preferred Stock issued to the Seller on account of the Earn out Payment to represent and not exceed ten percent (10%) of the total consideration paid for all of the issued and outstanding capital stock of TDI. However, the ratio of our common stock and Series A Preferred Stock paid out as part of the Initial Payment will remain the same regardless of the Earn out Amount.

Following the closing of the Transaction, there was no change in our executive officers and directors.  In connection with the Transaction, Mr. Pardos resigned as the sole executive officer and director of TDI and the following persons were appointed to serve as executive officers and directors of TDI:

•	Martin Nielson was appointed to fill the position of TDI’s Chief Executive Officer and President and serve as a member of TDI’s board of directors;
•	Steven Hollinshead was appointed to fill the position of TDI’s Chief Financial Officer and serve as a member of TDI’s board of directors; and
•	Susan Johnson was appointed to fill the position of TDI’s Secretary and Treasurer and serve as a member of TDI’s board of directors.

In connection with the completion of the Transaction, TDI changed its name to E-Waste Systems (Ohio), Inc. and Mr. Pardos was retained as  consultant of TDI.

Business

Founded in March 2010 and headquartered in Columbus, Ohio, TDI’s business, which forms part of the electronics reverse supply chain, is an electronics reverse logistics and e-waste management solution provider, specializing in the collection, repair, resale/remarketing, and recycling of excess, damaged, obsolete and end-of-life electronic assets, such as copiers, computers, telecommunications and other electronic office equipment. TDI acts as a provider of recovery services of products with useful life remaining and disposal via recycling and end-of life services thereafter to customers who are primarily located in or around Columbus, Ohio. TDI’s target markets are electronics manufacturers (OEM’s), corporations, government and educational institutions, medical providers, and electronics resellers primarily located throughout Ohio.  Typically, and depending on the assessment of any likely residual value of the products, TDI either: charges customers for its services; takes the product off their premises for no charge; and/or negotiates shared values to be paid based on the ultimate price it receives after its work is done on these end of life or e-waste materials. In some cases, TDI may elect to purchase certain equipment at prices negotiated on a case-by-case basis, with the goal of remarketing or optimizing the scrap recovery value of such equipment.  Historically, principal suppliers of e-waste to us have been Toshiba Imaging, Home Depot, the Columbus School Board, Solid Waste Authority of Central Ohio, Tech Columbus and a number of hospitals in the Columbus, Ohio area.

Historically, TDI’s core business wrapped around copiers and involved the inspection, refurbishment and ultimate resale of those products, which still have useful life.  TDI subsequently expanded into a wider range of electronics including monitors and televisions, servers, telecommunications equipment and laptop computers.  Increasingly, TDI has engaged in the removal and collection of depreciated and end of life electronics as they come off lease financing.  TDI’s customers often replace these products with new or newer items and the old units become a waste stream from which TDI takes advantage of the opportunity to capture revenue through refurbishing, remarketing, dismantling and reselling of this end-of-life equipment in whole or as components, which it removes. Management uses its own discretion to evaluate which merchandise is viable for resale, at which time it refurbishes those items that have been identified as saleable, either as-is after refurbishment or for parts. TDI then remarkets these products through independent material brokers, equipment buyers, on eBay or other internet auction sites, or sells or donates them to local charitable organizations, non-profit agencies and schools.

Equipment that, in management’s opinion, is deemed unsuitable for resale, is dismantled and sold to third-party refining companies or progressively recycled by TDI as its capacity is increased.  Presently, TDI has sufficient capacity to recycle units deemed unsuitable for resale, but will need to increase such capacity as it experiences growth in its operations.  To the extent that TDI is required to add capacity to enable it to efficiently recycle units deemed unsuitable for resale, it will need to secure additional financing to accomplish this objective, which cannot be assured.  When space or capacity to recycle units deemed unsuitable for resale is limited and TDI is not able to add space or capacity for whatever reason, TDI’s ability to efficiently disassemble units and generate revenue from these activities will be diminished.  It is TDI’s intent to eliminate all landfill related activities in these services and participate in turning these waste products into new commodities and raw materials.

We cannot guarantee that we will be successful in our operations. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements for the year ended December 31, 2010. If our business fails, the investors may face a complete loss of their investment.

Fine Resources, Inc. Consulting Agreement

Subsequent to reporting period, we entered into a consulting agreement (the “Consulting Agreement”) on November 2, 2011 with Fine Resources, Inc.  The Consulting Agreement is for an initial term of one year and is automatically renewed for an additional one year term unless terminated by either party within 60 days of each one year anniversary of this Consulting Agreement.  Rick Fine is the President of Fine Resources, Inc. and was appointed under the terms of the Consulting Agreement to serve as our Executive Consultant of Global Business Development. Pursuant to the terms of the Consulting Agreement, Mr. Fine’s responsibilities will include sourcing e-waste streams.  We believe that Mr. Fine’s prior industry experience will be valuable in helping us solidify a reliable supply of end-of-life electronics.  As compensation for such services, Fine Resources, Inc. will receive 2% of the value of each contract procured on our behalf based on gross revenues from sales of e-scrap and useable electronics sold and 250,000 shares of our common stock with the ability to receive an additional 100,000 shares of our common stock provided certain condition are satisfied, which include securing cumulative contracts on our behalf that total at least 6,000 metric tonnes of e-waste.

The foregoing description of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the Consulting Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Business Strategy

Our business plan is based principally on the achievement of growth through a series of targeted acquisitions of carefully selected businesses in order to create a platform that is designed with the intent of building a globally integrated business that unifies the rapidly emerging Waste Electrical and Electronic Equipment (“WEEE”) industry.  We believe the development of an integrated business will enable us to successfully engage in (i) recycling of end-of-life electronics; (ii) recycling of excess inventories and obsolete parts; (iii) destruction of hard drive data; (iv) direct refining of materials; and (v) customized reporting and certification.  If we are successful in creating these platforms, we believe we will benefit from having developed the ability to concentrate people and resources, share knowledge and best practice, improve logistics and realize other cost driven synergies.

Potential Acquisition of Fix-It

In furtherance of this business plan, we entered into a stock and membership interest purchase agreement  (the “Fix-It Purchase Agreement”), dated June 23, 2011, with Laptop Service Center, LLC d/b/a Computer Systems Solutions, a Pennsylvania limited liability company (“CSS”), Surf Investments, Ltd. d/b/a CPU, a California corporation (“CPU,” and collectively with CSS, “Fix-It”), Kimberly Crew, an individual resident of the Commonwealth of Pennsylvania (“Crew”) and Murex Corporation, a Pennsylvania corporation (“Murex,” and collectively with Crew, the “Sellers”).  Pursuant to the Fix-It Purchase Agreement, we plan to acquire from Sellers all of the equity interest in Fix-It owned by the Sellers for an aggregate purchase price consisting of an initial payment of $750,000 (the “Initial Payment”) and a subsequent earn out payment (“Earn out”).  The Initial Payment is payable with $500,000 on the closing date (the “Closing Date”), and the remaining $250,000 pursuant to a 120-days promissory note.  The Earn out, if any, is payable after the first anniversary of the Closing Date and equates to Fix-It’s EBITDA for the first year after the Closing Date multiplied by four and reduced by the Initial Payment, provided that such Earn out amount will not exceed $3,000,000.  Fix-It is a Philadelphia, Pennsylvania based laptop computer specialist which offers for sale new and used laptops, provides repair services, and offers a range of end of life services, including recycling with operations in California and Massachusetts.

The closing of the acquisition of Fix-It is subject to certain conditions, including, but not limited to: Sellers and Fix-It performing their obligations and covenants under the Fix-It Purchase Agreement; us completing our due diligence process of Fix-It and leased real estate; no material adverse change occurring to Fix-It business; the  parties obtaining all required third-party consents; Fix-It continues to operate its business in the ordinary course; the auditors of Fix-It completing the audit of the financial statements for the years ended December 31, 2009 and 2010; and other closing conditions.  The Transaction was initially expected to close on or before September 23, 2011.  The Fix-It Purchase Agreement contains certain termination rights, including the right of either party to terminate the agreement if the closing has not occurred by September 23, 2011 (as long as the terminating party has performed its obligations under the Fix-It Purchase Agreement) and a right to terminate upon a material misrepresentation or breach by the other party.  The Fix-It Purchase Agreement may also be terminated by mutual written consent of the parties.  Neither party has chosen to terminate the Fix-It Purchase Agreement and the parties have reached an understanding to allow more time for the completion of certain conditions required to close.  We can give you no assurance that the closing conditions or other conditions will ever be satisfied to allow us to close the Fix-It transaction.

The execution of our business plan and closing of the acquisition of Fix-It is subject to our ability to secure sufficient financing.  As of the filing date of this report, our cash on hand is insufficient for us to be able to complete the acquisition of Fix-It or fully implement our business plan to grow through acquisitions.  Accordingly, we must obtain additional financing in order to close the acquisition of Fix-It and maintain operations.   In the absence of such financing, we will not be able to complete the acquisition of Fix-It and could potentially be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

Presently, we are considering the acquisition of other providers of waste electric and electronic equipment processing services, but have not entered into any letters of intent or agreements providing for the acquisition of any such providers as of the date of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

On October 14, 2011, we completed our acquisition of TDI through our purchase of all of the issued and outstanding capital stock of TDI.  As a result of the Transaction, TDI became our wholly owned subsidiary and we assumed the business operations of TDI.  Following the Transaction, the business of TDI constitutes all of our operations.  As such, the following discussion is focused on the current and historical operations of TDI and excludes our prior operations which reflected our classification as a shell company and does not provide an understanding of our current business which we are pursuing subsequent to the reporting period.  With respect to this discussion, the terms “TDI,” the “Company,” “we,” “us,” and “our” refer to Tech Disposal, Inc.  This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this report.

Overview

Founded in March 2010 and headquartered in Columbus, Ohio, TDI’s business provides repair, refurbishment and end-of life processing of electronic equipment to customers who are primarily located in or around Columbus, Ohio.  TDI negotiates to buy batches of electronic waste from various suppliers. These batches are manually inspected and the units contained therein categorized as suitable for repair, refurbishment, spare parts recovery and scrap for recycling. The repaired and refurbished units are resold through various channels to the used electronic equipment market, including on-line channels such as eBay.

Our Strategy in the Next 12 Months

TDI is being renamed and re-branded to E-Waste Systems (Ohio) and its facilities and vehicles will be rebranded with our logo and name.

Our management has developed a plan governing the processes to be deployed for the first weeks and months following closing of any acquisition, and these will be applied directly to TDI, elements of which are described in the following paragraphs.

TDI has moved to new, larger premises as a result of the increase in flow of e-waste into the company.  This has resulted from new and expanding customer relationships such as with Toshiba, with the Columbus School Board, with Solid Waste Authority of Central Ohio, and with Tech Columbus.

Management plans a series of promotional activities to raise awareness and to increase sales, including a new and expanded website, press releases and interviews for newspapers and magazines, email marketing to the data base of contacts obtained in the acquisition, retaining of key individuals with significant business development expertise, extended membership in trade associations, introduction of an advisory board to promote expanded commerce, joint ventures with companies providing complementary services, and leveraging of the contacts of its board of directors.

To support what we believe will be an expansion of operations, new systems and procedures are planned such that materials can flow into and out of the company with efficiency and with faster throughput.  A new accounting system was implemented shortly before the acquisition closed and this will be linked electronically to other systems the company will use to control its management information processes.  New measures of performance will be implemented along with new procedures for budgeting, treasury management, spending authority approval, and personnel policies.

Factors impacting TDI’s Results of Operations

The principal factors that impact our past and future results of operations include:

•
Availability of feedstock volumes. We do not have any formal contracts with our suppliers of feedstock batches. There is no mechanism in place that effectively underpins our access to a regular, predictable volume of feedstock each week/month. Our revenue streams are all dependent on batches of used electronic equipment being available to fuel the repair, refurbishment and spare parts recovery processes from which the revenue base is derived.

•
Demand for second-hand electronic equipment. Our revenue, operating results and investment in working capital depend on the level of demand for second-hand electronic equipment that has been repaired and/or refurbished together with a requirement for recovered spare parts that can be used in repair and refurbishment operations.  We will usually have concluded an agreement or be in advanced negotiations to sell our repaired and refurbished units before we commit to buying feedstock batches. This careful management of the profits and cash cycles will be disrupted if demand for used electronics were to sharply decline for any reason including businesses and consumers curtailing their investment in new equipment in response to changes in economic conditions.

•
Market prices for certain commodities. Our business is affected by changes in the market prices of certain traded commodities, notably those precious  metals that are used to manufacture key components found in electronic equipment today. Movements in the prices at which these commodities are traded influences the prices at various stages of the reverse supply chain for electronic goods, including the prices that we negotiate to acquire our feedstock volumes and the value we are able to extract from the residual scrap remaining at the end of our repair, refurbishment and spare parts recovery processes.

•
Regulatory changes. The businesses that derive their revenue and profits from handling electronic waste in the United States are exposed to increasingly pervasive legislative and regulatory regimes at both Federal and State levels of government. Each time the legal or regulatory backcloth changes it is likely that incremental cost is added to the reverse supply chain, which in turn implies that all participants in that supply chain will observe an increase in their operating cost base, which depending on their leverage may, or may not, be capable of being passed on downstream. We operate in the State of Ohio, where there is proposed legislation being prepared with the purpose of controlling more stringently the behavior of the reverse supply chain for electronic goods.

•
General and administrative costs. Our business is still very young and at the beginning of its pursuit of organic and external growth. In order to execute on any strategy for growth, we expect to have to further increase its general and administrative overheads cost base. Our results from operations will be adversely impacted if these additional overhead costs are incurred before the growth in revenue is received.

Results of Operations for Tech Disposal, Inc.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

We generated revenue of $257,005 during the three months ended September 30, 2011, compared with $1,500 during the corresponding period of 2010.  Sales realized during the three months ended September 30, 2011 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.  The increased revenue for the three months ended September 30, 2011 compared with the corresponding period of 2010 is due to the fact that we were incorporated on March 26, 2010 and much of the three months ended September 30, 2010 was dedicated to configuring our processes and establishing a base of operations in Columbus, Ohio.

Cost of Sales

Cost of sales for the three months ended September 30, 2011 amounted to $175,441, compared with $0 for the corresponding period of 2010.  Costs of sales were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.  The increased cost of sales during the three months ended September 30, 2011 compared with the same period of 2010 is because we were incorporated on March 26, 2010 and for much of the three months ended September 30, 2010 we were not in a position to begin acquiring batches of used electronic equipment for use in our the repair, refurbishment and spare parts recovery processes from which we derive our revenue.  For the three months ended September 30, 2010, we acquired batches of electronic equipment at no cost which generated the revenue disclosed above.

Gross Profit

Gross profit for the three months ended September 30, 2011 was $81,564, or approximately 32% of revenues, as compared to gross profit of $1,500 for the three months ended September 30, 2010.

Operating Expenses

We incurred operating expenses of $79,669 for the three months ended September 30, 2011, as compared to operating expenses of $19 for the three months ended September 30, 2010.  This increase in operating expenses is attributable to an increase in operations.  Our operating expenses consist of depreciation expense, officer compensation expense and general and administrative expense.

For the three months ended September 30, 2011, we incurred depreciation expenses of $1,982, as compared to $0 for the three months ended September 30, 2010.  Depreciation expenses relates primarily to motor vehicles used in the business.  For the three months ended September 30, 2011, we incurred officer compensation expense of $11,088, as compared to $0 for the three months ended September 30, 2010.  Officer compensation expenses relates to compensation paid to Mr. Pardos during the reporting period.  For the three months ended September 30, 2011, we incurred general and administrative expenses of $66,599, as compared to $19 for the three months ended September 30, 2010.  Our general and administrative expenses are primarily attributable to rent expense and costs associated with maintaining our motor vehicles.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Net Income (Loss)

As a result of the above, for the three months ended September 30, 2011 and 2010, we reported net income of $1,895 and $1,481 respectively.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

We generated revenue of $430,529 during the nine months ended September 30, 2011, compared with $1,500 during the period from March 26, 2010 (date of inception) to September 30, 2010.  Sales realized during the nine months ended September 30, 2011 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.  The increased revenue for the nine months ended September 30, 2011 compared with the corresponding period of 2010 is due to the fact that we were incorporated on March 26, 2010 and much of the period from inception to September 30, 2010 was dedicated to configuring our processes and establishing a base of operations in Columbus, Ohio.

Cost of Sales

Cost of sales for the nine months ended September 30, 2011 amounted to $286,928, compared with $0 for the period from March 26, 2010 (date of inception) to September 30, 2010.  Costs of sales were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.  The increased cost of sales during the nine months ended September 30, 2011 compared with the same period of 2010 is because we were incorporated on March 26, 2010 and for much of the period from inception to September 30, 2010 we were not in a position to begin acquiring batches of used electronic equipment for use in our the repair, refurbishment and spare parts recovery processes from which we derive our revenue.  For the nine months ended September 30, 2010, we acquired batches of electronic equipment at no cost which generated the revenue disclosed above.

Gross Profit

Gross profit for the nine months ended September 30, 2011 was $143,601, or approximately 33% of revenues, as compared to gross profit of $1,500 for the period from March 26, 2010 (date of inception) to September 30, 2010.

Operating Expenses

We incurred operating expenses of $129,534 for the nine months ended September 30, 2011, as compared to operating expenses of $19 for the period from March 26, 2010 (date of inception) to September 30, 2010.  This increase in operating expenses is attributable to an increase in operations.  Our operating expenses consist of depreciation expense, officer compensation expense and general and administrative expense.

For the nine months ended September 30, 2011, we incurred depreciation expenses of $3,231, as compared to $0 for the period from March 26, 2010 (date of inception) to September 30, 2010.  Depreciation expenses relates primarily to motor vehicles used in the business. For the nine months ended September 30, 2011, we incurred officer compensation expense of $27,691, as compared to $0 for the period from March 26, 2010 (date of inception) to September 30, 2010.  Officer compensation expenses relates to compensation paid to Mr. Pardos during the reporting period.  For the nine months ended September 30, 2011, we incurred general and administrative expenses of $98,612, as compared to $19 for the period from March 26, 2010 (date of inception) to September 30, 2010.  Our general and administrative expenses are primarily attributable to rent expense and costs associated with maintaining our motor vehicles.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Net Income (Loss)

As a result of the above, for the nine months ended September 30, 2011 and for the period from March 26, 2010 (date of inception) to September 30, 2010, we reported net income of $14,067 and $1,481, respectively.

Historical Results of Operations for E-Waste Systems, Inc.

Subsequent to the reporting period on October 14, 2011, we completed our acquisition of TDI through our purchase of all of the issued and outstanding capital stock of TDI.  As a result of the Transaction, TDI became our wholly owned subsidiary and we assumed the business operations of TDI.  Following the Transaction, the business of TDI constitutes all of our operations.  As such, the following discussion is focused on our historical operations as a shell company and is presented for informational purposes only as it does not reflect our anticipated results of operations in future reporting periods from our current business which we are pursuing subsequent to the reporting period which is discussed above.

Revenues

We generated no revenue for the period from December 19, 2008 (Date of Inception) until September 30, 2011.

Operating Expenses

We incurred $449,906 in operating expenses for three months ended September 30, 2011, as compared with $8,356 in operating expenses for three months ended September 30, 2010. We incurred $545,091 in operating expenses for nine months ended September 30, 2011, as compared with $33,148 in operating expenses for the same period ended 2010.  Our operating expenses for the three and nine months ended September 30, 2011 and 2010 consisted entirely of directors’ and officers’ accrued compensation, professional fees and general and administrative expenses.  The increase in our operating expenses is primarily attributable to directors’ and officers’ compensation and the legal and accounting fees incurred with the negotiations for and the due diligence on various acquisition candidates.

Other Items

We recorded other income of $69,956 for the three months ended September 30, 2011, as compared with other expenses of $257 for the three months ended September 30, 2010. We incurred other expenses of $13,081 for the nine months ended September 30, 2011, as compared with other expenses of $663 for the same period ended September 30, 2010.  Other income and expenses are attributable to interest expense on an outstanding demand note to a related party and both the interest on, as well as the gains and losses associated with a derivative liability attaching to, our convertible debt.

Net Loss

As a result of the above, for the three months ended September 30, 2011, we reported net loss of $379,950, as compared to a net loss of $8,613 for the three months ended September 30, 2010.  We reported a net loss of $532,010 for the nine months ended September 30, 2011, compared to a net loss of $33,811 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $3,001 and total current liabilities of $602,678.  We had a working capital deficit of $599,677 as of September 30, 2011.

As of September 30, 2011, TDI had total current assets of $4,823 and total current liabilities of $9,944, which resulted in a working capital deficit of $5,121.  Subsequent to the reporting period, we expect to generate revenue resulting from the completion of our acquisition of TDI. Notwithstanding, TDI generated revenue during the nine months ended September 30, 2011 that marginally exceeded its operating expenses over the same period and this trend may continue into the future.  As such, we do not anticipate any material improvement in our liquidity or capital resources in subsequent reporting periods resulting from our acquisition of TDI.

To date, we have relied upon issuances of unsecured notes to finance our operations and help us meet our meet short-term obligations.  There is no assurance that we will be able to continue to issue notes to finance our short-term obligations.  Our present capital resources are insufficient to implement our business plan, which includes meeting our contractual obligations described below, and complete the acquisition of Fix-It.  Over the next twelve months we anticipate incurring expenditures of approximately $600,000 to implement our business plan, exclusive of approximately $150,000 in ongoing general and administrative expenses per month for the next twelve months and the initial payment of $750,000 required to close the Fix-it transaction, for total anticipated expenditures of approximately $3,150,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of compensation for senior management, professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, travel and general office expenses.  Our current cash on hand is insufficient to be able to complete our acquisition of Fix-It, make our planned expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue to implement our business plan during and beyond the next twelve months, which would include being able to close the acquisition of Fix-It.

We believe that debt financing will not be an alternative for funding as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to implement our business plan. Additional equity financings could result in significant dilution to our stockholders.  In the absence of such financing, we will not be able to implement our business plan or pursue any acquisition.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

Contractual obligations

Convertible Notes.  Subsequent to the reporting period on November 21, 2011, we issued an amended and restated convertible note (the “Convertible Note”), which we previously issued on May 2, 2011, in the principal amount of $73,500.  As initially executed on May 2, 2011, the principal amount of $73,500 evidenced by this Convertible Note together with interest accruing in the amount of 12% per annum was to be paid in full on November 2, 2011 (the “Maturity Date”).  The Maturity Date of this convertible note, as amended and restated, has been extended to January 2, 2012.  The principal amount together with interest on each of the foregoing notes may be converted into shares of Series A Preferred Stock at the option of the investor at a conversion price equal to One Hundred Dollars ($100.00) per share.

Demand Notes.  As of September 30, 2011, we had liabilities of $50,240, which amount is evidenced by a single  promissory note, dated September 15, 2011, payable on demand.

Lease Commitments. We have contractual obligations to make future payments under a lease agreement for the premises occupied by TDI and from where we conduct our operations. The building in which the leased premises are located is known as 1033 Brentnell Avenue, Columbus, Ohio 43219. The minimum annual rentals payable under the terms of the lease contract amount to $50,400. The lease is for a term of 36 months ending November 30, 2014, and contains a break clause which may be exercised at the lessee’s option on or after November 30, 2013.

Cash Used in Operating Activities

Operating activities in the nine months ended September 30, 2011 and 2010 used cash of $36,927 and $4,235, respectively, which reflect our recurring operating losses.  Our net loss reported for nine months ended September 30, 2011 over the same period of 2010 was the primary reason for our negative operating cash flow.  Our reporting negative operating cash flows for the nine months ended September 30, 2011 was offset by increases in accrued compensation for directors and officers of $405,799, accrued operating costs of $25,000, accrued interest of $7,543 and accounts payable of $6,865 for the reporting period.

Cash Used in Investing Activities

We did not use any cash in investing for the nine months ended September 30, 2011 or 2010.

Cash from Financing Activities

As we have had no revenues from inception to September 30, 2011, we have financed our operations primarily from loans made to the company.  Net cash flows provided by financing activities for the nine months ended September 30, 2011 was $39,363, which consisted entirely of $56,600 in proceeds received from notes payable, offset by cash payments on notes of $17,237.  Net cash flows provided by financing activities for the nine months ended September 30, 2010 was $4,500, which consisted of $1,500 in proceeds received from a note payable and $3,000 from common stock issued for cash.

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an on-going source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for us by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that we will be successful in accomplishing any of our plans.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

(Not Applicable)

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Martin Nielson and Chief Financial Officer, Mr.  Steven Hollinshead.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on our failure to timely disclose in our reports filed or submitted under the Exchange Act certain material direct financial obligations resulting from the issuance of demand promissory notes and unregistered convertible note which were disclosed in our Current Report on Form 8-K filed on November 21, 2011. We are in the process of considering changes in our disclosure controls and procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding, and we are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.  Risk Factors

We have determined that our disclosure controls and procedures are currently not effective. The lack of effective disclosure controls and procedures could materially adversely affect our financial condition and ability to carry out our business plan.

As discussed in Part I, Item 4, “Controls and Procedures”, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. At September 30, 2011, because of our failure to timely disclose in our reports filed or submitted under the Exchange Act certain material direct financial obligations resulting from the issuance of demand promissory notes and unregistered convertible notes which were disclosed in our Current report on Form 8-K filed on November 21, 2011, concluded that our disclosure controls and procedures were not effective. Ineffective disclosure controls and procedures may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, we cannot assure you that we will not discover additional weaknesses in our disclosure controls and procedures. Any such additional weakness or failure to remediate the existing weakness could adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the reporting period, we issued 10,000 shares of our common stock to a consultant in exchange for services rendered.  These shares were offered and sold in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act.  We did not engage in any general solicitation or advertising in relation to the issuance of these shares.  These shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved

Item 5.     Other Information

None.

Item 6.      Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Waste Systems, Inc.

Date:	November 21, 2011

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer and Director

Date:	November 21, 2011

By:	/s/ Steven Hollinshead
Steven Hollinshead
Title:	Chief Financial Officer and Director

E-Waste Systems, Inc.
(the “Registrant”)
(Commission File No. 333-165863)
Exhibit Index
To Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2011

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

4.1	Form of Demand Promissory Note	Exhibit 4.1 to the Form 8-K filed on November 21, 2011

4.2	Form of Convertible Note	Exhibit 4.2 to the Form 8-K filed on November 21, 2011

10.1	The Stock Purchase Agreement, dated September 21, 2011 by and among E-Waste Systems, Inc., on the one hand, and Ikaria Holdings, LLC, and George Pardos, on the other hand.	Exhibit 10.1 to the Form 8-K filed on September 27, 2011

10.2	Consulting Agreement, dated November 2, 2011 by and among E-Waste Systems, Inc. and Fine Resource, Inc.		X

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

99.1	Pro forma financial information		X

101.INS *	XBRL Instance Document		X

101.SCH *	XBRL Taxonomy Extension Schema Document		X

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X

1.01 LAB *	XBRL Extension Labels Linkbase Document		X

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

*
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.