Form 10-K
period 2011-12-31
EWaste Systems, Inc.
filed 2012-04-16
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-165863

E-Waste Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-4018362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 First Street #493, Los Altos, CA	94022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 650.283.2907

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $37,500,000.  Total outstanding shares minus insider shares times market price.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  37,500,000 as of April 16, 2012

PART I
Item 1.   Business

Organization and Corporate History

We were incorporated in the State of Nevada under the name Dragon Beverage, Inc. on December 19, 2008 for the purpose of developing, producing and selling energy drink beverages.

We were not successful in implementing this business plan primarily because of our inability to secure sufficient financing for its execution.  In May 2011, management determined that it was necessary to reassess the company’s direction and evaluate pursing other opportunities which management believed would be more attractive to secure the financing required to commence operations.   In connection with this assessment, we determined to suspend our plan of developing, producing and selling energy drink beverages in order to pursue becoming a provider of waste electric and electronic equipment processing services.  In May 2011, we changed our name to “E-Waste Systems, Inc.” to better reflect our company’s new strategic direction and began, with the assistance of a new management team, to pursue acquisitions of providers of waste electric and electronic equipment processing services.  The first such acquisition was completed on October 14, 2011 and involved the acquisition of 100 per cent of the issued shares of Tech Disposal, Inc. (TDI), a processer of waste electric and electronic equipment, incorporated in the State of Ohio. On completion of this acquisition we assumed control of the business operations of TDI as described later in this Report. TDI changed its name to E-Waste Systems Ohio, Inc. (EWSO) after its acquisition.

Business

Founded in March 2010 and headquartered in Columbus, Ohio, EWSO specializes in the collection, repair, resale/remarketing, and recycling of excess, damaged, obsolete and end-of-life electronic assets, such as copiers, computers, telecommunications and other electronic office equipment. EWSO refurbishes products with a portion of their useful lives remaining and recycles those products that have reached the end of their useful lives. EWSO’s acquires its intake product by way of supplier relationships that it has cultivated with electronics manufacturers (OEM’s), corporations, government and educational institutions, medical providers, and electronics resellers who are located primarily in or around Columbus, Ohio.  Typically, and depending on the assessment of any likely residual value of the products, EWSO either: charges these suppliers a Gate Fee for its services; takes the product off their premises for no charge; and/or negotiates shared values to be paid, to the suppliers, based on the ultimate price EWSO receives after its work is done on these end of life or e-waste materials. In some cases, EWSO may selectively purchase certain products at prices negotiated on a case-by-case basis, with the goal of either remarketing them as used units or optimizing the value of the scrap materials obtained from the disassembly of such equipment.

Historically, EWSO’s core business has focused mainly on copiers and involved the inspection, refurbishment and ultimate resale of those units, which still had useful life.  TDI subsequently expanded into a wider range of electronics including other imaging products like monitors and televisions, as well as servers, telecommunications equipment and laptop computers.  Increasingly, EWSO has engaged in the removal and collection of depreciated and end of life electronics as they come off lease financing.  Our suppliers often replace these products with new, or newer, items and the old units become a waste stream of which we take advantage of the opportunities to capture revenue through refurbishing, remarketing, dismantling and reselling of this end-of-life equipment in whole or as components, which we recover. Management uses it’s expertize to evaluate which units are viable for resale, at which time it refurbishes those items that have been identified as saleable, either as-is after refurbishment or for parts. We then remarket these products through independent material brokers, equipment buyers, on eBay or other internet auction sites, or sell, or donate them to local charitable organizations, non-profit agencies and schools.

Equipment that, in management’s opinion, is deemed unsuitable for resale is dismantled and sold to third-party refining companies or progressively recycled ourselves as our capacity for undertaking that activity is increased.  We presently have sufficient capacity to recycle units deemed unsuitable for resale, but will need to increase this as we deliver growth in our operation.  To the extent that we need to increase capacity to enable us to efficiently recycle units deemed unsuitable for resale, we will need to secure additional financing to accomplish this objective, which cannot be assured.  When space or capacity to recycle units deemed unsuitable for resale is limited and we are not able to add space or capacity for whatever reason, our ability to efficiently disassemble units and generate revenue from these activities will be diminished.  It is our intent to eliminate all landfill related activities in these services and participate in turning these waste products into new commodities and raw materials.

Principal Suppliers

Our principal suppliers of feedstock are Toshiba, the Columbus School Board, Solid Waste Authority of Central Ohio, Tech Columbus and Home Depot.

Principal Products and Services

Renovation and Recycling of Electronic Waste (E-Waste)

Our business, which forms part of the electronics reverse supply chain, is concerned with the renovation and recycling of used electronic office equipment including copiers, personal computers and monitor screens in a safe and environmentally sustainable way that minimizes the use of land fill. The reverse supply chain begins when the end user of the electronic equipment determines it is no longer fulfilling the role for which it was acquired when it was initially purchased and is therefore either in need of repair or ready to be disposed of.  We have observed that historically manufacturers, distributors and retailers of original equipment have invested heavily in optimizing the forward supply chain that gets the product into the end user’s hands.  A significantly lesser amount of attention has been given to the processes and transactions which affect the equipment’s end of life journey. We believe this situation is now changing, partly as a consequence of legislation and partly because the volume of end of life electronics has grown to a size that has caught the attention of business developers who could see that with sufficient volume throughput there was value to be extracted at several points along the reverse supply chain.

Value extraction begins with the sale of repaired or refurbished units into the second-hand market, often making use of on-line channels such as eBay and ends with the recycling of close to 100% of a given unit’s residual scrap in order to replenish supplies of the raw materials needed to manufacture a new, state of the art, unit for sale as original equipment. In between, operators are finding ways to separate and collect economically attractive quantities of spare parts and components for which secondary markets are increasingly opening up, regionally, nationally and internationally. Much of this value extraction has tended to rely on manual processes, but a greater willingness to invest in automated engineering solutions to parts of the asset recovery and recycling process has been observed as volumes increase and secondary markets become more established.

The inputs to our business operation come in the form of either homogeneous or mixed batches of electrical or electronic equipment that has come to the end of its useful life as far as its most recent owner (commercial enterprise, not-for-profit organization or private citizen) is concerned.  Our targeted sources from which to procure these batches of electronic equipment are large corporations and not-for-profit organizations that can provide a more predictable and greater volume throughput, as compared to traders in the industry tasked with seeking bidders for discrete, one-off lots of electronic waste that they have first consolidated.  We physically collect electrical and electronic waste through the use of licensed third parties and independent contractors who remove items from a supplier’s location and transport them to our warehouse or to another pre-determined location.  These batches are either trucked into our facility by one of the national or regional logistics companies or collected by either of the two vehicles that we own if the batches are located in Columbus, Ohio or within a radius of approximately 150 miles.  Transactions involving greater distances are undertaken by third party logistics companies.  The drivers of these trucks are licensed by the Department of Transportation and have been approved to operate vehicles carrying universal waste materials. Our vehicles are capable of carrying loads of up to 12,000 Pounds and 6,000 Pounds, respectively and are deployed to collect electronic waste and deliver refurbished units. The vehicles are 18 and 12 years old, respectively and are expected to remain operational for approximately another 50,000 and 75,000 miles, respectively.

Pricing terms for batches of product are agreed to on an individual purchase order basis following a preliminary inspection or consultation. Where a batch is not being collected by us in person, photographic images are used to facilitate the preliminary inspection. Photographs are also used at the time of the batch’s receipt at our premises. Adjustments to the pricing are sometimes necessary based on the actual condition or net weight of the equipment physically received.

Each batch undergoes a manual sorting process whereby each unit is assessed as to whether it can be refurbished, cosmetically and/or technically, before being re-sold to a secondary user through a channel that is not in competition with the market for brand new original equipment. This secondary channel relies principally on knowledgeable traders who act as intermediaries between those refurbishing equipment and the secondary users.

Units whose condition is assessed to be beyond that which would justify refurbishment are disassembled for spare parts and components, which are either held in our inventory for use in refurbishment of other units or sold to the original equipment spare parts market.  Our cosmetic refurbishment operation involves the manual cleaning and repacking of equipment along with the replacement of any missing ancillaries, while a technical refurbishment calls for the opening up of the unit followed by the removal and replacement of certain key component parts. Independent contractors retained by EWSO are trained to diagnose and remediate certain common causes of lost functionality in the units they handle, making them economically attractive for refurbishment. The technical refurbishment steps that we most commonly carry out include:

●	Functional testing
●	Visual inspection
●	Data wiping, reformatting, or memory erasing
●	Component level repair or replacement
●	Cleaning and general maintenance
●	Replacement of consumables
●	Cosmetic refurbishment
●	Repackaging

Commercial off-the shelf software utilities are used by us to perform data wiping, data destruction and reformatting, and these are performed with laptop and desktop computers which we own. We do not own any proprietary equipment or software to perform these tasks.

We are able to provide our intake suppliers with a certificate of data destruction.

We sell refurbished items nationally and occasionally internationally.  International sales are negotiated in container quantities and typically sold to resellers that assume responsibility for any required installation or service to end user customers and with the proficiency to provide after-sales support. Our domestic sales are also made through brokers or on-line sites such as eBay and Alibaba.

Scrap Processing

After refurbishment or inspection, there will be scrap materials such as aluminum, copper, steel, plastics, glass, circuit boards, and more. These are separated and sold to refiners to be turned into new raw materials or to national or international brokers dealing in raw materials. The United States Environmental Protection Agency (“EPA”) disallows export of dysfunctional Cathode Ray Tube (“CRT”) computer monitors without permits obtained in advance from the destination country, but we do not participate in this activity.  EPA export regulations do not apply to materials streams which are the result of disassembly and sortation, which are then sold for refining into new raw materials.  We do create such output streams, including precious metals (circuit boards), plastics, and copper (CRT yokes, power supplies, wiring and motors), which are normally sold to experienced material refiners or specialist processors.  We use independent sales contractors and brokers who either pay a negotiated price for each lot of material, or pay a percentage of the sales or margins that they realize on the downstream transactions, most of which are negotiated on a case-by-case basis.

Our business plan is designed to capitalize on a mix of human and automated recycling processes to extract the widest possible range of materials from e-waste, including copper, steel, aluminum, plastics, glass, lead, and precious metals and then make these available for processing into new raw materials, while also preserving the environment by reducing the amount of toxic materials that are disposed of in landfills.

Sources of Material and Pricing for Products and Services; Sources and Availability of Raw Materials and Principal Suppliers Dependence on Major Customers

Our batches of electrical and electronic equipment for processing are usually procured through a bidding process.  On some occasions the equipment is made available to us free of charge because it is providing the end of life solution to the former owner’s practical need for a safe and efficient channel to disposal. When a price is agreed and paid, it will typically be either for the whole batch or per unit of the batch’s overall weight. We rely, to an extent, on the relationships that the former owner of EWSO cultivated with several producers and distributors of electrical and electronic equipment such as Toshiba Imaging, Home Depot, the Columbus School Board and a number of hospitals in the Columbus, Ohio area which support our access to feedstock streams and underpin the planned processing activity at our Columbus repair and refurbishing facility.  These relationships are important to our operation, but are not formalized in a written contract between the parties and consequently each purchase of a batch of equipment stands as a transaction in its own right with no guarantee of any future supply being either sought or delivered.  There is no assurance that we will be able to maintain any or all of these relationships that are important to our sourcing of intake batches.  In the event that we are unable to maintain these relationships, we will encounter difficulty sourcing batches of equipment which will adversely impact our business, financial condition and results of operations.  We intend to actively develop a wider, more predictable and more economically valuable stream of feedstock/batches as a result of the formalization of “trusted supplier” relationships that management is seeking to cultivate with OEMs and national retailers of electronic equipment.

We will negotiate prices, usually on a case by case basis, with sellers of second-hand equipment, to whom we supply the products of our refurbishment and spare parts recovery processes. We sell a small element of the refurbished equipment via on-line channels, such as eBay and Alibaba. EWSO has set up eBay and Pay Pal accounts to facilitate more of this type of selling and new website development is underway to provide on-line support for this effort.

Similarly, prices for the residual scrap elements are negotiated with various commodity brokers and refiners, also on a case by case basis because these prices can fluctuate considerably as a result of spot market movements in the prices of the raw commodities. We do not make supplies of second-hand equipment or refurbished units under any formal supply agreements.  It is, however, usual for terms of sale to be negotiated, agreed and a deposit taken before the relevant input batch has been completely processed. In this way, we are able to minimize our investment in working capital and reduce our exposure to unsold inventory of processed equipment and spare parts.

E-Waste Recycling and Reverse Logistics Market

E-Waste generated from equipment that relies on microprocessors and printed circuits to function and that has business and consumer applications in telecommunications, personal computing and photographic imaging/copying is a fast growing waste stream globally and is estimated by Blumberg & Associates, among others, to be part of a $50 billion industry worldwide.  The United Nations estimates that more than 50 million tons of e-waste is generated annually and that it is growing by more than 10% per year.  The market is extremely fragmented, with the largest processor, a division of Sims Metals, a Sydney, Australia stock exchange listed company, processing about 500,000 tons annually, which represents less than 3% of the worldwide tonnage.

Electronic equipment is made from a mix of materials, many of which are toxic if processed incorrectly, or dumped into landfills. The damage to the environment from land filling is widely accepted as being significant.  Lead, mercury and other exotic materials such as cadmium can leach into ground water systems, which can then become harmful or lethal to humans and wildlife.  Improper processing, which is frequently undertaken in third-world countries by burning these materials to extract valuable copper and gold, for example, emits carcinogens into the air and water systems which are also a direct threat to human health.

The health hazards and environmental damage are themselves reasons to apply proper recycling processes to e-waste.  But there is an equally compelling economic reason to apply best engineering practices to the processing of e-waste.  Technology now exists that allows safe and proper extraction of the materials contained in e-waste such that nearly 100% of the input waste material can be turned into new raw materials.  With sufficient tonnages made available as feedstock, investment in such engineering technologies, as part of a new processing plant, will be paid back within a few years.  The productivity of such engineering has resulted in it being approximately 17 times more productive to mine a ton of e-waste than it is to mine a ton of gold ore from the ground.  As key natural resources are progressively depleted, providing the ability to recover materials through reuse and recycling is increasingly important and economically viable.

Business Strategy

Our business strategy is based principally on the achievement of growth through a series of targeted acquisitions of carefully selected businesses in order to create a platform that is designed with the intent of building an integrated business that unifies the rapidly emerging Waste Electrical and Electronic Equipment (“WEEE”) industry.  The development of an integrated business will enable us to successfully engage in (i) recycling of end-of-life electronics; (ii) recycling of excess inventories and obsolete parts; (iii) destruction of hard drive data; (iv) direct refining of materials; and (v) customized reporting and certification.  If we are successful in creating this platform, we believe we will benefit from having created an ability to concentrate people and resources, share knowledge and best practice, improve logistics and realize other cost driven synergies.

Potential Acquisition of Fix-It

In furtherance of this business strategy, we entered into a stock and membership interest purchase agreement  (the “Fix-It Purchase Agreement”), dated June 23, 2011, with Laptop Service Center, LLC d/b/a Computer Systems Solutions, a Pennsylvania limited liability company (“CSS”), Surf Investments, Ltd. d/b/a CPU, a California corporation (“CPU,” and collectively with CSS, “Fix-It”), Kimberly Crew, an individual resident of the Commonwealth of Pennsylvania (“Crew”) and Murex Corporation, a Pennsylvania corporation (“Murex,” and collectively with Crew, the “Sellers”).  Pursuant to the Fix-It Purchase Agreement, we plan to acquire from Sellers all of the equity interest in Fix-It owned by the Sellers for an aggregate purchase price consisting of an initial payment of $750,000 (the “Initial Payment”) and a subsequent earn out payment (“Earn out”).  The Initial Payment is payable with $500,000 on the closing date (the “Closing Date”), and the remaining $250,000 pursuant to a 120-days promissory note.  The Earn out, if any, is payable after the first anniversary of the Closing Date and equates to Fix-It’s EBITDA for the first year after the Closing Date multiplied by four and reduced by the Initial Payment, provided that such Earn out amount will not exceed $3,000,000.  Fix-It is a Philadelphia, Pennsylvania based laptop computer specialist which offers for sale new and used laptops, provides repair services, and offers a range of end of life services, including recycling, with operations in California and Massachusetts.

The closing of the acquisition of Fix-It is subject to certain conditions, including, but not limited to: Sellers and Fix-It performing their obligations and covenants under the Fix-It Purchase Agreement; the Company completing its due diligence process of Fix-It and leased real estate; no material adverse change occurring to Fix-It business; the  parties obtaining all required third-party consents; Fix-It continues to operate its business in the ordinary course; the auditors of Fix-It completing the audit of the financial statements for the years ended December 31, 2009 and 2010; and other closing conditions.  The Transaction was initially expected to close on or before September 23, 2011.  The Fix-It Purchase Agreement contains certain termination rights, including the right of either party to terminate the agreement if the closing has not occurred by September 23, 2011 (as long as the terminating party has performed its obligations under the Fix-It Purchase Agreement) and a right to terminate upon a material misrepresentation or breach by the other party.  The Fix-It Purchase Agreement may also be terminated by mutual written consent of the parties.  The Parties are in discussions to amend the Fix-It Purchase Agreement to allow more time for the completion of certain conditions to closing, but we can give no assurance that the closing conditions or other conditions will ever be satisfied and, as a result, enable us to close the Fix-It transaction.

The execution of our business strategy and closing of the acquisition of Fix-It is subject to our ability to secure sufficient financing.  As of the date of this Report, our cash on hand is insufficient for us to be able to complete the acquisition of Fix-It or fully implement our business strategy of growing through acquisitions.  Accordingly, we must obtain additional financing in order to close the acquisition of Fix-It and maintain operations.   In the absence of such financing, we shall not be in a position to complete the acquisition of Fix-It and could potentially be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

Industry Background and Competition

People are increasingly dependent on electrical and electronic products to make their lives more convenient, and the stockpile of used and, or obsolete products, such as computers, mobile phones and portable electronic gadgets continues to grow, and end of life electronics are now regarded as one of the fastest growing waste streams in the world. Computer monitors and older TV picture tubes contain an average of four pounds of lead each and require special handling at the end of their lives. In addition to lead, electronics can contain chromium, cadmium, mercury, beryllium, nickel, zinc, and brominated flame-retardants. When electronics are not disposed of or recycled properly, these toxic materials can present problems for the environment and for the health of people and animals. Properly performed recycling of outdated electronics promotes the safe management of these hazardous components and supports the recovery and reuse of valuable materials.  Engineering technology is now advanced to the point where nearly 100% of the materials in electronics can be recovered for conversion into new raw materials.

Computer peripherals, desktop Personal Computers (“PCs”), and CRT computer monitors are the most common products recycled; however, industry information estimates that the actual percentage of electronics recycled is low. Consumers discard large quantities of electrical and electronic waste every year in the form of information technology and telecom equipment, computers, monitors, cable scrap, office equipment, circuit boards, components, computer peripherals and cellular technologies.

According to Blumberg Associates, the broadly defined e-waste industry includes not only e-waste recyclers, but also aftermarket electronic equipment brokers, original equipment manufacturers with internal take-back programs, non-profit recycling organizations, scrap dealers, warranty and non-warranty repair firms and asset management firms. At present, we estimate that most market participants are small, regionally focused operators offering only a few or limited services.

Waste management is highly competitive and fragmented sector. Intense competition exists among providers of certain activities, notably collection, transportation and disposal of waste volumes. The sector has a number of larger participants such as Sims Metals, Waste Management, Inc. and Allied Waste Industries, Inc. We compete with a number of these large operators in the markets where we operate, as well as other regional and local companies, including publicly or privately owned providers. We also compete with municipalities that operate their own solid waste collection and disposal facilities. These municipalities may have certain advantages over us due to the availability of tax revenues and tax-exempt financing.  However, our strategy, based on integrating multiple elements of the electronics reverse logistics supply chain facilitates deeper and more valuable relationships with our existing and targeted suppliers.  By becoming a trusted supplier of end-to-end solutions, we expect to insulate our business from those operators who are only collecting the pure unwanted electronic scrap.

We also sell recycled, refurbished and remarketed electronic assets to third parties. The markets for our products and services are characterized by the frequent introduction of new electronics technologies which compete aggressively on price with the refurbished and remarketed goods that we expect to market and sell. If we are unable to manage product transitions in a timely and cost-effective manner, our business, financial condition and results of operations will be adversely impacted. In addition, frequent technology changes and the introduction of next generation products may result in inventory obsolescence, which could increase cost of revenues and adversely affect operating performance.  Many of our current and potential competitors have longer operating histories, larger supplier and customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have today. Such competitors are apt to undertake more extensive marketing and advertising efforts and make more attractive offers to potential employees and customers. As a result of these factors, we may have difficulty competing effectively from time to time in certain markets.

Governmental Regulation on Our Business

At present, we operate out of the State of Ohio, which has not yet put into law any legislation regarding the handling of electronic waste, although a bill is pending.  If the current bill does become law, we shall be required to apply for permits to remain an e-waste recycler.  We do not envision a problem in securing the necessary permits since hawse have already adopted the processing principles established for responsible recycling through various industry organizations and our practices typically exceed the requirements of local regulations. We have chosen to voluntarily abide by the WEEE Directive as part of our competitive differentiation and thereby do not landfill electronic waste (which is still legal in nearly half of the US states) and do not export electronics unless they are to companies which agree not to landfill the product and to use best practices in the processing of materials in such a way that human and animal health is protected. The standards we have chosen to adopt are voluntary in the State of Ohio, and include, the guidelines recommended and published by the United States Environmental Protection Agency as R2. We have voluntarily adopted the R2 and WEEE Directive compliance standards even though we are not required to do so. R2 stands for the Responsible Recycling Practices for use in accredited certification programs for electronics recyclers. The R2 practices set forth requirements relating to environmental, health, safety, and security aspects of electronics recycling. R2 also requires e-recyclers to ensure that more toxic material streams are managed safely and responsibly by downstream operators, all the way to final disposition. It also prohibits recyclers and their downstream clients from exporting these more toxic materials to countries that have enacted laws making their import illegal. The R2 practices standard focuses on the performance of electronics recyclers in the areas of (i) environmental and public health; (ii) worker health and safety; (iii) security (data and facility); and (iv) the whole of the recycling process and chain of custody of materials through to final disposition.

In the United States, there is no national legislation governing electronic waste, though several bills have been proposed.  There is legislation pending in Congress, notably H.R. 2284, The Responsible Electronics Recycling Act of 2011. Congress failed to act on this legislation previously and it is unknown whether it will pass or not.  The Obama administration and electronics industry leaders recently unveiled a national e-waste “strategy” to promote U.S. based recycling and U.S. based recycling jobs.   This strategy also includes an emphasis on designing products so they can be recycled more easily at the end of their useful lives.  As outlined in the strategy report, the Federal Government will:

•	promote the development of more efficient and sustainable electronic products;
•	direct Federal agencies to buy, use, reuse and recycle their electronics responsibly;
•	support recycling options and systems for American consumers; and
•	strengthen America’s role in the international electronics stewardship arena.

This strategy extends the voluntary ‘R2’ policy established and announced by the US EPA.  The EPA has included discarded CRT monitors in its category of “hazardous household waste”.  However in its present form, neither the EPA nor the Obama administration’s strategy has enforcement powers under the law.  As a result, presently the only laws of the US relating to the handling of electrical and electronic waste with any significant enforcement powers are state based  (other than the environmental laws regarding the disposal of hazardous waste described below).

Twenty-six states have passed or have pending legislation regarding the proper disposal of electrical and electronic waste. Most are designed to divert e-waste from landfills and incinerators.  Some, such as California provide a more rigid structure, including capturing a recycling fee for specified electronics at the point of sale and then providing for redistribution of those fees to registered e-waste collectors and recyclers.  These various laws sometimes include restrictions on the movement of e-waste, which requires transportation permits. In some jurisdictions, collectors who store waste for more than 10 days must meet the requirements of, and become licensed as, an e-waste facility, such as in California today, and may be extended to more jurisdictions as legislation progresses. EWSO is actively engaged in the collection; storage and sale of electronic waste materials and in the breaking down of certain elements of that electronic waste.  We expect to expand our operations and as we do, will have to apply for the licenses and permits necessary to perform those activities.  Failure to do so would negatively impact our business.

As we expand beyond Ohio, our operations are expected to become increasingly subject to federal, state, and local laws and regulations regarding the protection of the environment. The environmental issues impacting our industry sector largely result from potential soil, surface water and groundwater contamination in connection with the landfill processing of e-waste, which we do not engage in. At this time, the EPA does not require that e-waste collectors, like us, to be licensed.

The environmental issues of most direct concern to us result from potential soil, surface water or groundwater contamination in connection with the storage and disposal of e-waste.  The EPA has an oversight responsibility through the Resource Conservation and Recovery Act (“RCRA”), which requires that hazardous waste, is tracked from the time it is generated until its final disposition. However electronics are presently exempted from being classified as hazardous waste. Additionally, with the enactment of the Comprehensive Environmental Response, Compensation and Liability Act in 1980, a super fund was created for the clean-up and remediation of closed and abandoned hazardous waste sites. A facility that treats, stores or disposes of hazardous waste must obtain a permit under the RCRA. Individual states may regulate particular categories of waste more stringently than that mandated by the EPA because the EPA is authorized to delegate primary rulemaking to individual states and most states have now implemented such regulations.

The federal government also mandates the requirements for hazardous waste landfill sites together with state and local governmental agencies, which may have criteria of their own and which in some cases may be more stringent than the federal regulations.  The EPA is also the regulatory authority governing vehicle emissions and emissions from large Municipal Waste Combustors (“MWC”) (greater than 250 tons per day), small MSWs (less than 150 tons per day) (MWCs are incinerators which burn household, commercial/retail and or institutional waste), Hazardous Waste Combustors (‘HWC”) and Medical Waste Incinerators.

State or federal MWC plans also include source and emission inventories, emission limits, testing, monitoring and reporting requirements or site-specific compliance schedules including increments of progress. As worldwide emissions levels have increased dramatically, a greater understanding of the impacts of these emissions have resulted in increased regulation and new development practices have been implemented to reduce emissions in countries worldwide.

All of the above are elements of the regulatory environment in which our solutions and the proposed applications of those solutions are developed and delivered.  Failure to comply with applicable environmental laws will have a material adverse effect on our business, financial condition and results of operation. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liabilities arising from our operations or the disposal of waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that our operations will not be subject to significant costs in the future. Any expenditures or liabilities we may incur could have a material adverse effect on our results of operations and financial condition.

It is also our intent to continue to operate to the highest standards of responsible recycling of electronic waste, which is presently the law of the European Union, operating under the name of the WEEE Directive. The European Union’s WEEE Directive is presently the most comprehensive legislation in the world.  It simultaneously bans the land filling of e-waste, prohibits its export to countries who do not wish it to be imported, and mandates that electronic retailers and manufacturers establish, or join with, organizations to recycle a mandated percentage of what is sold into the market each year.  Failure on the part of those organizations to comply can lead to termination of their right to trade in EU member countries.  [An expansion into the European market, which is part of our business strategy, will require us to comply with EU legislation, including the WEEE Directive.]

Costs and Effects of Compliance with Environmental Laws; Environmental Matters

Ohio does not currently have any legislation requiring special permitting or licensing regarding e-waste.  According to Ohio’s EPA Advice Document, “Ohio's hazardous waste rules do not require a facility that recycles electronic equipment to obtain a hazardous waste permit. However, the owner/operator of the facility must evaluate any waste generated from the recycling process and manage it accordingly. Ohio EPA's Division of Air Pollution Control may require the owner/operator to obtain an air permit for its recycling equipment. The Division of Surface Water or the publically-owned treatment works may require permits for waste water discharges. The Division of Solid and Infectious Waste Management may also require a transfer facility license.”  None of these conditions apply to us and management does not expect that they will apply in the future.  Accordingly, there is no direct cost to us to remain compliant.

According to the EPA’s website, “At present, there is no federal mandate to recycle e-waste. There have been numerous attempts to develop a federal law. However, to date, there is no consensus on a federal approach. The EPA does not audit or certify facilities for compliance with any electronics recycling standard.”  Registration with the EPA is voluntary, unless the company handles leaded batteries, lamps, or CRT’s which have had the vacuum seal broken.  Because of these exceptions, there may be a requirement for us to register as a hazardous waste site.  Presently, we do not process such e-waste streams, and so there is no direct cost for us to incur.

Insurance

We do not currently carry any kind of product liability or other business insurance.

Intellectual Property

We do not own, either legally or beneficially, any patents. We own certain trademarks in connection with the operation of our business including “E-Waste.”  We have not filed any registrations on the trademarks we utilize.

Research and Development Expenditures

We have not incurred any research or development expenditures to date.

Facilities

We currently lease an office together with workshop and storage space at Unit 300, 1033 Brentnell Avenue, Columbus, Ohio 43219 at a monthly rent of $4,200.  We have no other facilities.

Employees

We have four full-time employees at the present time, consisting of Martin Nielson, our Chief Executive Officer, Steven Hollinshead, our Chief Financial Officer, Paul Haft, our Vice-President of Operations and Susan Johnson, our Secretary/Treasurer.

We engage contractors from time to time to consult with us on specific tasks.  Presently, we have engaged two contractors that provide work to us on a recurring basis.

EWSO is managed day-to-day by Paul Haft.  George Pardos provides to EWSO under the terms of a Consulting Agreement. EWSO’s work force consists entirely of independent contractors and it does not presently have any employees. EWSO’s contracted laborers are manual, semi-skilled with training in the destruction of stored electronic data as well as the execution of Level-1 repair work including: diagnosis and component replacement.

Subsidiaries

As described above, EWSO became a wholly owned subsidiary of the Company following the Company’s acquisition of all of the issued and outstanding capital stock of EWSO.

E-Waste Systems (UK) Ltd. is a subsidiary entity which was registered in England and Wales on February 8, 2011 and formed for the purpose of acquiring providers of waste electric and electronic equipment processing services based in the United Kingdom and other European Union member countries. To date, this company has not commenced operations.

Unregistered Sales of Equity Securities

In connection with the Company’s acquisition of all of the issued and outstanding capital stock of EWSO, the Company issued to Ikaria Holdings, LLC 200,000 shares of its common stock and 400 of the Company’s Series A Preferred Stock (the “Series A Shares”) as part of the consideration paid at closing in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.  Our stock transfer agent affixed appropriate restricted legends to the stock certificate issued to Ikaria Holdings, LLC.  Ikaria Holdings, LLC was given adequate access to sufficient information about us to make an informed investment decision.  Neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.

Item 1A.   Risk Factors.

The following are certain identifiable risk factors for our business operations.  Risk factors related to our former business operations have been excluded but can be found in prior filings with the SEC.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all other information contained in this Current Report before deciding to invest in shares of our common stock. While all risks and uncertainties that the Company believes to be material to its business and therefore the value of our common stock are described below, it is possible that other risks and uncertainties that affect our business will arise or become material in the future. If we are unable to effectively address these risks and uncertainties, our business, financial condition or results of operations could be materially and adversely affected. In this event, the value of our common stock could decline and you could lose part or all of your investment.

Risks Associated With Our Business

We have no operating history.

We were incorporated on December 19, 2008 in the State of Nevada.  Our wholly owned subsidiary, E-Waste Systems (UK) Ltd. was founded in January 2011 for the purpose of implementing our business strategy. We acquired all of the issued and outstanding capital stock of EWSO on October 14, 2011. To date, we have engaged primarily in finalizing our business plan, developing our products and services, establishing the corporate and other formalities necessary to begin operations, and negotiating acquisitions and relationships with strategic business partners. Prior to our acquisition of EWSO, that corporation had limited operating history, since it started its operations in March 2010. Accordingly, we have minimal operating history on which to base an evaluation of our business and prospects.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development.  We cannot assure you that we will be successful in addressing the risks we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Investors may lose their entire investment if we are unable to continue as a going concern.

We cannot guarantee that we will be successful in our future operations. We have incurred net losses since our inception and expect to continue to do so for the foreseeable future. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements. If our business fails, the investors in may face a complete loss of their investment.

E-Waste may not be able to obtain the financing required to complete the proposed acquisition of Fix-IT pursuant to the terms of the Fix-It Purchase Agreement.

The closing of the acquisition of Fix-It is subject to certain conditions.  The Fix-It Transaction was initially expected to close on or before September 23, 2011.  The Fix-It Purchase Agreement contains certain termination rights.  The parties are in discussions to amend the Fix-It Purchase Agreement to allow more time for the completion of certain conditions to closing, but we can give you no assurance that the closing conditions or other conditions will ever be satisfied to allow us to close the Fix-It Transaction.  Our execution of our business strategy and the closing of the acquisition of Fix-It are subject to our ability to secure sufficient financing.  As of the date of this report, our current cash on hand is insufficient to be able to complete the acquisition of Fix-It or fully implement our business strategy to grow through acquisitions.  Accordingly, we must obtain additional financing in order to close the acquisition of Fix-It and maintain operations.   In the absence of such financing, we will not be in a position to complete the acquisition of Fix-It and could potentially be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources and, since our inception, have incurred a net loss and negative cash flows. In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities. Unless we begin to generate sufficient revenues from our business to finance our ongoing operations, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to go out of business if additional financing is not available. We have no intention of liquidating. However, in the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate. A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, we may be unable to compete effectively.

The market for electrical and electronic waste product is regionally competitive and such competition is expected to continue to increase. We compete with large national e-waste management companies, and numerous regional and local companies for collection accounts, as well as electronics waste recyclers that operate either for profit or non-profit groups that collect surplus electronic office equipment for resale and refurbishing. Practically all of our existing competitors have longer operating histories, greater name recognition and market presence, larger supplier and client bases, greater technical and marketing resources and significantly greater financial and operational resources than us, which may allow them to reduce prices in order to expand sales volume or win competitive bid projects. Such competitors are apt to undertake more extensive marketing and advertising efforts and make more attractive offers to potential employees and customers. As a result of these factors, we may have difficulty competing effectively from time to time or in certain markets.

We might be subject to increased competition due to new competitors entering the marketplace.

Currently we offer a low technology, labor intensive solution to e-waste management.  The e-waste management market is highly fragmented with virtually no barriers to entry. Accordingly, there is a risk that we will be squeezed out of the market by one, or more, of our competitors that are offering the same low technology solutions on more attractive commercial terms.

Our opportunity for additional revenues streams will be reduced if we are unable to resell a portion of the waste we collected to a third-party recycling company.

We plan to resell certain of the electronic components that we collect, using commercially reasonable practices, to third-party recycling companies. These components will be delivered to third-party processing facilities in exchange for a fee paid to us. The resale prices of, and demand for, recyclable materials, can be volatile and subject to changing market conditions. If, for any unforeseen reason or events beyond our control, we are unable to realize sales of recyclable materials, our revenues will be reduced.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

The market for our service is influenced by rapidly changing technology, evolving industry standards and changing customer requirement. Our future success will depend on our ability to enhance our current services, advertise and market our services and respond to emerging industry standards and other technological changes on a timely and cost effective basis. There can be no assurance that we will be successful in enhancing our existing service offerings on a timely basis or that any new enhancements will achieve market acceptance. If we fail to anticipate, or respond adequately, to changes in technology and customer preferences these events could have a material adverse effect on our business, financial condition and results of operation.

Reduced capital expenditures by businesses will negatively impact our revenues streams.

We provide solutions for businesses to purge excess or unwanted electronic waste products and materials. As a result, our business depends substantially upon capital expenditures relating to technology of small, midsize and large companies and organizations as they replace their outdated technological equipment. A recession or other adverse event affecting the marketplace for technology spending in the United States could impact such demand, forcing our current and potential customers to curtail or postpone capital expenditures and thereby reduce the amount of electrical and electronic equipment available for us to process. Any adverse change in the amount, or timing of, technology related capital expenditures by our current and targeted suppliers will likely reduce  our revenues.

Our business is dependent on the strength of the industry, which could be both cyclical and seasonal.

The e-waste part of the electronics reverse logistics industry is relatively new and it is difficult to predict with any accuracy any correlation to economic growth or seasonality. Also, when general national and global economic conditions are, or are perceived to be, weak, there is typically less consumer purchasing of new electronic equipment which could lead to less product becoming available for refurbishment or recycling.  A decrease in the current level of demand or disappointing job growth could adversely impact our business.

In order to increase our revenues, we believe we must further expand our business operations. We cannot assure you that our organic growth strategy will be successful which may result in a negative impact on our growth, financial condition, results of operations and cash flow.

In order to maximize the potential growth in our current and potential markets, we believe that we must further expand the scope of our services in the e-waste management industry. One of our strategies is to grow organically through increasing the clients we target for e-waste recycling and refurbishing business and entering new geographic markets, both in the United States and internationally. However, many obstacles to this expansion exist, including, but not limited to, our need to secure sufficient financing to implement this growth strategy, increased competition from similar businesses, international trade and tariff barriers, unexpected costs, strain on internal resources, laws and regulations in each jurisdiction we plan to do business, and costs associated with marketing efforts. We cannot, therefore, assure you that we will be able to successfully overcome these obstacles and establish our services in any additional markets. Our inability to successfully execute this organic growth strategy may have a negative impact on our growth, future financial condition, results of operations or cash flows.

In addition to our organic growth strategy, we may grow through strategic acquisitions. We cannot assure you that our acquisition growth strategy will be successful resulting in our failure to meet growth and revenue expectations.

We also intend to pursue opportunities to acquire businesses, both in the United States and internationally that are complementary or related to recycling and management of e-waste. However, we may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, or, if the acquisition is completed, integrate the acquired business into our existing portfolio. Acquisitions of businesses or other material operations will likely require us to secure debt financing or equity financing, resulting in leverage or dilution of ownership. However, there are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we may need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations. Moreover, the identification and completion of these acquisitions may require us to expend significant management time and effort and other resources. Integration of acquired business operations could also disrupt our business by diverting management away from ongoing operations. The inherent difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures

Our business will be harmed if we are unable to manage growth.

Our business may experience periods of rapid growth that will place significant demands on our managerial, operational and financial resources.  In order to manage this possible growth, we must continue to improve and expand our management, operational and financial systems and controls.  We will need to expand, train and manage our employee base and/or retain qualified contractors. No assurances can be given that we will be able to meet such demands in an efficient and timely manner.

The e-waste industry is subject to increasing and continuously changing government regulation, and existing or future regulations may restrict our operations, increase our costs of operations or require us to make additional capital expenditures.

Increasing and changing government regulations at the federal, state and local level in the United States and foreign jurisdictions have a substantial impact on our business, and compliance with such regulations might be costly. Various states have enacted, or are considering enacting, laws and regulations relating to e-waste management and e-waste disposal. Among other things, such laws may restrict our operations and adversely affect our financial condition, results of operations and cash flows. Future changes in the laws and regulations may require us to modify, supplement or replace equipment or facilities. In connection with our compliance with such laws and regulations, as well as our compliance with industry environmental initiatives, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation and corporate brand which could cause our financial condition or operating results to suffer.

Dependence on a limited number of qualified suppliers could lead to delays, lost revenue or increased costs.

Our future operating results may depend substantially on our suppliers’ ability to supply us with sufficient volumes of end life electronics and other supplies to meet our operating and growth requirements. As such, the success of our operations and growth depends on our ability to gain access to and amalgamate product from reliable suppliers. To do so, we must maintain effective relationships with our supply base to source our needs and maintain continuity of supply at reasonable costs. If we fail to maintain effective relationships with our supply base, this may adversely affect our ability to develop and deliver product to our customers and our profitability could suffer as a result.

We may incur clean up and exposure costs relating to hazardous materials.

The asset recovery and waste recycling activities we undertake require the safe handling of a number of hazardous materials. Our operating policies and procedures are designed to minimize the risk that any of our operatives, members of the general public or the wider environment become exposed to such materials. There is no guarantee that a situation will never arise when some of these materials become dispersed and create a risk to those in the immediate vicinity.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

The costs and expenses of SEC reporting and compliance may inhibit our operations.

The costs of complying with the SEC reporting requirements may be substantial. In the event we are unable to establish a base of operations that generate sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit our ability to continue with our operations.

Our success is dependent upon a limited number of people.

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team.  The loss of the services of any member of our management could have a material adverse effect on us.

We may not be able to attract and retain qualified personnel necessary for the implementation of our business strategy.

Our future success depends largely upon the continued service of board members, executive officers and other key personnel.  Our success also depends on our ability to continue to attract, retain and motivate qualified personnel.  Our personnel represent a significant asset, and the competition for such personnel is intense in the industry.  We may have particular difficulty attracting and retaining key personnel during the initial phases of our operations.

As some of our officers and directors are located outside of the United States, you may have no effective recourse against us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against some of our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Indemnification of officers, directors and employees.

Our Certificate of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our stockholders therefore will have only limited recourse against these individuals.

Risks Associated with the Acquisition of TDI (since renamed EWSO)

We might be subject to claims relating to the validity of the sale of TDI’s stock by the Seller

During the due diligence process relating to the acquisition of TDI, we learned that the sale of TDI’s stock by the Seller might be challenged due to certain ownership issues and potential claims of fraudulent conveyance unrelated to TDI. If asserted and successful, such claims would jeopardize our ownership of TDI’s stock. In the TDI Stock Purchase Agreement, we have various indemnification protections from the Seller, however, we might incur legal and operating costs in resolving potential claims and there are no guarantees that we would be able collect from Seller any amounts we would potentially be entitled to under the indemnification provisions in the TDI Stock Purchase Agreement.

It is uncertain whether we can retain our current supplier base.

Our commercial viability depends on receiving a sufficient flow of end of life electronics to feed its repair, refurbishment and asset recovery business. We are still substantially dependent on the relationships Mr. Pardos cultivated with several producers and consolidators of electronic equipment for its supply of product.  In addition, we do not have any oral or written agreements with its suppliers and all negotiations are undertaken on a batch-by-batch basis.  As such, there is no assurance that we will be able to obtain the necessary volumes of end of life electronics at acceptable prices or be able to maintain any, or all, of these relationships that are essential to providing us with sources for batches of electronic equipment.  In the event that we are unable to maintain these relationships, it will have difficulty sourcing batches of equipment which will adversely impact our business, financial condition and results of operations.  Any decline in volume and fluctuation in pricing could have a material adverse effect on our financial condition and results of operations.

It is uncertain whether we can retain our existing customer base.

We do not have any oral or written agreements with its customers. We negotiate sales of individual units or lots on a case-by-case basis. Customers may choose to procure products from companies other than ours. Such actions will adversely affect our financial condition and results of operations.

We may not have access to a qualified workforce.

In order to carry out our repair, refurbishment and spare parts recovery business, we rely on a small work force comprised of contract labor rather than permanent employees. Consequently, we are faced with a risk of not being able to access a sufficient number of suitable independent contractors to maintain a necessary level of operation.

We may not have sufficient leased space to operate our business.

We have acquired, with TDI, a lease agreement for an additional 23,000 square feet of space adjacent to its pre-existing storage and processing facility, which it intends to vacate. There is no certainty that the leased space will be sufficient to operate the business and accommodate a continued increase in volumes of e-waste products.

TDI’s operational and financial systems are unsophisticated.

TDI has introduced a measure of automation into its operational and financial systems to eliminate manual books and records. This has entailed a significant change for management and the work force. To the extent that new IT-based systems are not properly maintained and updated because of a lack of diligence or knowledge on the part of the operators, our business is likely to be adversely affected.

Risks Associated With Our Capital Stock

The floating conversion price for our Series A Convertible Preferred Stock may lead to significant shareholder dilution and a corresponding drop in the market price of common stock.

Our Series A Convertible Preferred Stock is convertible into our common stock at a “floating” conversion price.  This conversion price adjusts according to the market price of our common stock.  If the market price of our common stock declines, the Series A Convertible Preferred Stock will be convertible into a greater number of shares of common stock, which has the effect of diluting the ownership interest of all other holders of common stock.  If the market price of our common stock were to decline significantly, this dilution could be substantial.

Furthermore, any dilution may cause the market price of the common stock to decline further, resulting in additional dilution and a continued potential adverse effect on the common stock price thereafter.  To the extent that the holders of our Series A Convertible Preferred Stock convert part of their Series A Convertible Preferred Stock and sell the common stock into the market, this could result in an imbalance of supply and demand for our common stock and reduce its price.  Because the lower limit on the floating conversion price is very low  - $0.001 per share - these series of events could lead to a vicious cycle, driving the market price of the common stock downward until it reaches that lower limit. Until it reaches that lower limit, the further the market price of our common stock declines, the further the floating conversion price will fall and the greater the number of shares we will have to issue upon conversion.

In addition to affecting the market price of our common stock and diluting the value of each share of common stock for existing shareholders, the floating conversion price and the effects that it may have may also make it more difficult for us to raise capital in the future, which could adversely affect our ability to operate or grow our business.

Conversion Limitations on Our Preferred Stock May be Waived, Permitting a Change in Control of the Company.

Because the Certificate of Designations, Preferences and Rights for the Series A Convertible Preferred Stock contains “blocker” provisions, the number of shares of common stock into which our Series A Convertible Preferred Stock is convertible is currently limited to 4.99% of the outstanding shares of our common stock.  However, either or both of the blocker provisions in the Certificate of Designations may be waived by the holder of our Series A Convertible Preferred Stock upon 61-days’ notice.  If the sole holder of our Series A Convertible Preferred Stock were to waive these blocker provisions and the market price for our common stock reaches the lower conversion limit of $0.001 per share, the holder would be able to acquire after 61 days has passed 44,000,000 shares of our common stock which equates to approximately 30.5% of our common stock.

Consequently, if the holder waived these blocker provisions and converted the preferred stock into common stock 61 days later, the holder would be able to exert substantial influence over our company.  In addition, depending on the market price of the common stock on the date(s) when the Series A Convertible Preferred Stock is converted, the holder may even be able to control matters requiring approval by our stockholders, including the election of all our directors, approving any amendments to our certificate of incorporation, increasing our authorized capital stock, effecting a merger or sale of our assets and determining the number of shares available for issuance under our stock plans. If the holder acquired this control, no further change of control of our company could likely occur without the holder’s consent.

The holder’s voting control might discourage transactions involving a change of control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares over the then current market price.

The holder is not prohibited from selling a controlling interest in our company to a third party and may do so without your approval and without providing for a purchase of your shares of common stock. Accordingly, your shares of common stock might be worth less than they would be if the holder were not to acquire voting control over us.

If we issue shares of preferred stock with superior rights as compared to our common stock, it could result in the decrease the value of our common stock.

Our board of directors is authorized to issue up to 10,000,000 shares of preferred stock. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation authorize the issuance of 190,000,000 shares of our common stock and 10,000,000 shares of preferred stock.  The common stock or preferred stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of our common stock held by public stockholders.

Trading on the over-the-counter bulletin board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the over-the-counter bulletin board service of the Financial Industry Regulatory Authority (the “OTCBB”).  Trading in stock quoted on the OTCBB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTCBB is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.  These factors may result in investors having difficulty reselling any shares of our common stock.

Because our common stock is quoted and traded on the OTCBB, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale.  The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale.  Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock.  As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.  If these activities are commenced, they may be discontinued at any time.  These transactions may be effected on the OTCBB or any other available markets or exchanges.  Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price.  You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	potential investigations, proceedings or litigation that involves or affects us;

•	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

•	actual or anticipated fluctuations in our operating results;

•	the absence of securities analysts covering us and distributing research and recommendations about us;

•	we expect our actual operating results to continue to fluctuate;

•	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;

•	overall stock market fluctuations;

•	economic conditions generally and in the e-waste industry in particular;

•	announcements concerning our business or those of our competitors or suppliers;

•	our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•	conditions or trends in the industry;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures;

•	future sales of common stock;

•	actions initiated by the SEC or other regulatory bodies;

•	existence or lack of patents or proprietary rights;

•	departure of key personnel or failure to hire key personnel; and

•	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock.  In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock.  The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Our Securities not currently eligible for sale under Rule 144 and any future sales of our securities may be adversely affected by our failure to file all reports required by the Exchange Act.

Rule 144 as promulgated under the Securities Act is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company, unless certain conditions are satisfied. We are a former shell company. As a result, our securities cannot be resold under Rule 144 unless certain conditions are met. These conditions are:

•	the issuer of the securities has ceased to be a shell company;
•	the issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;
•	the issuer has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and
•	one year has elapsed since the issuer has filed current ‘‘Form 10 information’’ with the Commission reflecting its status as an entity that is no longer a shell company.

We first filed Form 10 information reflecting our status as an entity that is no longer a shell company in our Report dated October 20, 2011, but one year must elapse from the filing date of that Report in order for our securities to be eligible for sale under Rule 144, provided the other conditions set forth above are satisfied.  No assurance can be provided that we will be compliant with these conditions.  If after one year has elapsed from the filing date of the above mentioned Report we, as a former shell company, ever fail to file all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, our securities will not be eligible to be resold under Rule 144.

While our shares are quoted on the OTC Bulletin Board, we are required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

While our common stock is quoted on the OTCBB, we will be required to remain current in our filings with the SEC in order for shares of the common stock to be eligible for quotation on the OTCBB. In the event that we become delinquent in our required filings with the SEC, quotation of the common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If the common stock is not eligible for quotation on the OTCBB, investors in the common stock may find it difficult to sell their shares.

We have never paid dividends and have no plans to in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors.  To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock for the foreseeable future.  We intend to retain future earnings, if any, to provide funds for operation of our business.  Therefore, any return to investors in our common stock will have to be in the form of appreciation, if any, in the market value of their shares of common stock

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

EWSO operates from a 23,000 square foot leased unit of a standard warehouse type construction, comprised of units 200, 300 at 1033 Brentnell Avenue, Columbus, Ohio.  The lease term is 36 months with an option for EWSO to terminate the lease on or after November 30, 2013. The monthly rental is approximately $4,200.  EWSO has also retained the lease on the smaller, unit 500 at 1033 Brentnell Avenue, covering 15,000 square feet and attracting a monthly rental of $2,600, because the business is growing, there is a likelihood of needing more space.  As a result of the above mentioned lease arrangements, we believe that sufficient storage and processing space is now available to meet the business’s current needs.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

During the due diligence process relating to our acquisition of EWSO, we learned that the sale of EWSO’s stock by the Seller might be challenged due to certain ownership issues and potential claims of fraudulent conveyance unrelated to EWSO. If asserted and successful, such claims would jeopardize our ownership of EWSO’s stock. In the Stock Purchase Agreement, we have various indemnification protections from the Seller; however, we might incur legal and operational costs in resolving potential claims and there are no guarantees that we would be able collect from the Seller any amounts we would potentially be entitled to under the indemnification provisions in the Stock Purchase Agreement.

Item 4.   (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTCBB under the symbol “EWSI.OBG”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	1.05	0.26
September 30, 2011	1.00	0.26
June 30, 2011	1.00	1.00
March 31, 2011	4.00	0.05

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	0.05	0.05
September 30, 2010	n/a	n/a
June 30, 2010	n/a	n/a
March 31, 2010	n/a	n/a

Holders of Our Common Stock

Currently, we have twenty-three (23) holders of record of our common stock.

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

Recent Sales of Unregistered Securities

[Which stock issuances are sufficiently material as to require disclosure under this item?]

ADD ANY ISSUANCE OF OVER 5% WHICH HAVE NOT BEEN INCLUDED IN AN 8-K

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of December 31, 2011.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the other sections of this Current Report, including “Risk Factors,” “Business” and the Financial Statements attached hereto as Exhibits 99.1 and the related exhibits.  The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Current Report.  See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may differ materially.

Background

On October 14, 2011, we completed our acquisition of TDI through our purchase of all of the issued and outstanding capital stock of TDI.  As a result of the Transaction, TDI became our wholly owned subsidiary and we assumed the business operations of TDI, which has been renamed EWSO.  Following the Transaction, the business of EWSO constitutes all of our operations.  As such, the following discussion is focused on the current and historical operations of EWSO and excludes our prior operations which reflected our classification as a shell company and does not provide an understanding of our current business which we are pursuing subsequent to the reporting period.  With respect to this discussion, the terms “EWSO,” the “Company,” “we,” “us,” and “our” refer to E-Waste Systems (Ohio), Inc. (formerly known as Tech Disposal, Inc.)  This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this report.

 Overview

Founded in March 2010 and headquartered in Columbus, Ohio, EWSO’s business provides repair, refurbishment and end-of life processing of electronic equipment to customers who are primarily located in or around Columbus, Ohio.  EWSO negotiates to buy batches of electronic waste from various suppliers. These batches are manually inspected and the units contained therein categorized as suitable for repair, refurbishment, spare parts recovery and scrap for recycling. The repaired and refurbished units are resold through various channels to the used electronic equipment market, including on-line channels such as eBay.

Our Strategy in the Next 12 Months

Our management developed a plan governing the processes to be deployed for the first weeks and months following closing of the acquisition of EWSO, elements of which are described in the following paragraphs.

EWSO has moved to new, larger premises to accommodate a larger inventory.  This resulted from new vendor relationships such as with Toshiba, with the Columbus School Board, with Solid Waste Authority of Central Ohio, and with Tech Columbus.

Management has organized a series of promotional activities to raise awareness and to increase sales, including a new and expanded website, press releases and interviews for newspapers and magazines, email marketing to the data base of contacts obtained in the acquisition, retaining of key individuals with significant business development expertise.

In February 2012, management secured a financing facility in the form of a single 12 month promissory note for $100,000, to which an annual interest cost of 14% applies, which facility provides working capital to be used exclusively for the purchase of electrical and electronic waste for feedstock to our Columbus based operation.

New systems and procedures have been introduced such that materials can flow into and out of the company more efficiently.  A new accounting system was implemented shortly before the acquisition closed and this is being integrated with other systems the company uses to control its management information processes.  New procedures for budgeting, treasury management, spending authority approval, and personnel policies have also been introduced.

Factors impacting EWSI’s Consolidated Results of Operations

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

Consolidated Results of Operations for E-Waste Systems (Ohio), Inc.

Because our consolidated results of operations are significantly impact by the acquisition of our sole operating subsidiary, EWSO, on October 14, 2011, we have included a pro forma presentation, at Exhibit 99.1 that illustrates on our consolidated results of operations as though the acquisition of EWSO was completed on each of January 1, 2011 and 2010 together with the consequential effect on our consolidated balance sheets as at December 31, 2011 and 2010, respectively.

Revenues

We generated revenue of $124,255 during the 12 months ended December 31, 2011, compared with $0 during the 12 months ended December 31, 2010.  Sales realized during the 12 months ended December 31, 2011 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.  The increased revenue for the 12 months ended December 31, 2011 compared with the corresponding period of 2010 is due to the fact that we acquired our sole operating subsidiary, EWSO, on October 14, 2011.

Cost of Sales

Cost of sales for the 12 months ended December 31, 2011 amounted to $52,626, compared with $0 for the 12 months ended December 31, 2010.  Costs of sales were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.  The increased cost of sales during the 12 months ended December 31, 2011 compared with the same period of 2010 is because we acquired our sole operating subsidiary, EWSO, on October 14, 2011.

Gross Profit

Gross profit for the 12 months ended December 31, 2011 was $71,629, or approximately 58% of revenues, compared to gross profit of $0 for the 12 months ended December 31, 2010.

Operating Expenses

We incurred operating expenses of $1,450,175 for the 12 months ended December 31, 2011, as compared to operating expenses of $40,609 for the 12 month ended December 31, 2010.  This increase in operating expenses is attributable to an increase in operations.  Our operating expenses consist of advertising and promotion, depreciation and asset impairment expenses, officer compensation expense, consulting fees and general and administrative expense. Our operating expenses for the 12 months ended December 31, 2011 and 2010 consisted of directors’ and officers’ accrued compensation, asset impairment expense, professional fees, depreciation and general and administrative expenses, including rent for our Columbus, Ohio facility.  Following EWSI’s acquisition of EWSO on October 14, 2011, its former owner, Mr. Pardos, became a consultant to EWSO, contributing to consulting fees incurred in respect of the 12 months ended December 31, 2011The increase in our operating expenses is primarily attributable to directors’ and officers’ compensation and the legal and accounting fees incurred with the negotiations for and the due diligence on various acquisition candidates.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Other Items

We incurred other expenses of $20,176 for the 12 months ended December 31, 2011, as compared with other expenses of $930 for the same period ended December 31, 2010.  Other income and expenses are attributable to interest expense on an outstanding demand note to a related party and both the interest on, as well as the gains and losses associated with a derivative liability attaching to, our convertible debt.

Net Income (Loss)

As a result of the above, for the 12 months ended December 31, 2011 and 2010, we reported net losses of $1,398,722 and $35,428, respectively.Liquidity and Capital Resources.

As of December 31, 2011, our consolidated balance sheet presented total current assets of $23,493 and total current liabilities of $1,169,510, which resulted in a working capital deficit of $1,146,017.  EWSI generated consolidated revenue during the 12 months ended December 31, 2011 that fell short of its consolidated operating expenses over the same period by $1,378,546.  Furthermore, we do not anticipate any material improvement in our liquidity or capital resources in subsequent reporting periods resulting from our acquisition of EWSO, which contributed an operating loss of $15,210 on revenues of $124,255 during the period from October 14, 2011 to December 31, 2011.

12 Months Ended December 31, 2011 Compared to 12 Months Ended December 31, 2010

Revenues

We generated revenue of $575,972 during the 12 months ended December 31, 2011, compared with $1,900 during the period from March 26, 2010 (date of inception) to December 31, 2010.  Sales realized during the 12 months ended December 31, 2011 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.  The increased revenue for the 12 months ended December 31, 2011 compared with the corresponding period of 2010 is due to the fact that we were incorporated on March 26, 2010 and much of the period from inception to December 31, 2010 was dedicated to configuring our processes and establishing a base of operations in Columbus, Ohio.

Cost of Sales

Cost of sales for the 12 months ended December 31, 2011 amounted to $418,129, compared with $2,519 for the period from March 26, 2010 (date of inception) to December 31, 2010.  Costs of sales were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.  The increased cost of sales during the 12 months ended December 31, 2011 compared with the same period of 2010 is because we were incorporated on March 26, 2010 and for much of the period from inception to December 31, 2010 we were not in a position to begin acquiring batches of used electronic equipment for use in our the repair, refurbishment and spare parts recovery processes from which we derive our revenue.

Gross Profit

Gross profit for the 12 months ended December 31, 2011 was $157,843, or approximately 27% of revenues, compared to gross loss of $619 for the period from March 26, 2010 (date of inception) to December 31, 2010.

Operating Expenses

We incurred operating expenses of $168,984 for the 12 months ended December 31, 2011, as compared to operating expenses of $40,609 for the period from March 26, 2010 (date of inception) to December 31, 2010.  This increase in operating expenses is attributable to an increase in operations.  Our operating expenses consist of advertising and promotion, depreciation and asset impairment expenses, officer compensation expense, consulting fees and general and administrative expense.

For the 12 months ended December 31, 2011, we incurred depreciation expenses of $2,526, as compared to $484 for the period from March 26, 2010 (date of inception) to December 31, 2010.  Depreciation expenses relates primarily to motor vehicles used in the business. For the 12 months ended December 31, 2011, we incurred officer compensation expense of $7,500, as compared to $7,633 for the period from March 26, 2010 (date of inception) to December 31, 2010.  Officer compensation expenses relates to compensation paid to Mr. Pardos during the reporting period.  Following EWSI’s acquisition of EWSO on October 14, 2011, Mr. Pardos became a consultant to EWSO, contributing to consulting fees of $21,540 reported in respect of the 12 months ended December 31, 2011. For the 12 months ended December 31, 2011, we incurred general and administrative expenses of $118,213, as compared to $21,092 for the period from March 26, 2010 (date of inception) to December 30, 2010.  Our general and administrative expenses are primarily attributable to rent expense, insurance, professional fees and costs associated with maintaining our motor vehicles. We also incurred an inventory impairment charge of $19,100 during the 12 months ended December 31, 2011, as compared with $11,400 during the corresponding period of 2010.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Net Income (Loss)

As a result of the above, for the 12 months ended December 31, 2011 and for the period from March 26, 2010 (date of inception) to December 31, 2010, we reported net losses of $11,142 and $41,228, respectively.

Liquidity and Capital Resources

As of December 31, 2011, our consolidated balance sheet presented total current assets of $23,493 and total current liabilities of $1,166,910, which resulted in a working capital deficit of $1,143,417.  EWSO generated revenue during the 12 months ended December 31, 2011 that fell short of  its operating expenses over the same period by $1,374,756.  We do not anticipate any material improvement in our liquidity or capital resources in subsequent reporting periods resulting from EWSI’s acquisition of EWSO.

To date, we have relied upon issuances of unsecured notes to finance our operations and help us meet our meet short-term obligations.  There is no assurance that we will be able to continue to issue notes to finance our short-term obligations.  Our present capital resources are insufficient to implement our business plan, which includes meeting our contractual obligations described below, and complete the acquisition of Fix-It.  Over the next twelve months we anticipate incurring expenditures of approximately $600,000 to implement our business plan, exclusive of approximately $150,000 in ongoing operating expenses per month for the next twelve months and the initial payment of $750,000 required to close the Fix-it transaction, for total anticipated expenditures of approximately $3,150,000 over the coming twelve months.  The operating expenses for the year will consist primarily of compensation for senior management, professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, travel and general office expenses.  Our current cash on hand is insufficient to be able to complete our acquisition of Fix-It, make our planned expenditures and to pay for our general operating expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue to implement our business plan during and beyond the next twelve months, which would include being able to close the acquisition of Fix-It.

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

Contractual obligations

Convertible Notes.  On November 21, 2011, we issued an amended and restated convertible note, which we previously issued on May 2, 2011, in the principal amount of $73,500.  As initially executed on May 2, 2011, the principal amount of $73,500 evidenced by this convertible note together with interest accruing in the amount of 12% per annum was to be paid in full on November 2, 2011 (the “Maturity Date”).  The Maturity Date of this convertible note, as amended and restated, has been extended to January 2, 2012.  The principal amount together with interest on each of the foregoing notes may be converted into shares of common stock at the option of the investor at a conversion price equal to the volume weighted average price per common share during the 10 days prior to the conversion taking effect. On March 13, 2012 this note was converted into Forty-Five Thousand One Hundred Ninety-Three (45,193) shares of common stock. A second convertible note was issued to a related party on October 28, 2011, in the principal amount of $12,000. The holder of the note is entitled to receive interest on the principal amount at a rate of 12% per annum. This note becomes due for repayment on October 28, 2012 (the “Maturity Date”). On or before the Maturity Date, if not previously paid in full, this note is convertible into shares of common stock, at the option of the holder.  Unpaid principal and interest on this note is convertible into shares at a price of $0.25 per share.

Demand Notes.  As of December 31, 2011, we had liabilities of $50,240, which amount is evidenced by a single promissory note, dated September 15, 2011, payable on demand. On March 13, 2012 the lender and borrower agreed to convert this note into Twenty-Eight Thousand Three Hundred Thirty-Five (28,335) shares of the Company’s common stock.

Lease Commitments. We have contractual obligations to make future payments under a lease agreement for the premises occupied by EWSO and from where we conduct our operations. The building in which the leased premises are located is known as 1033 Brentnell Avenue, Columbus, Ohio 43219. The minimum annual rentals payable under the terms of the lease contract amount to $50,400. The lease is for a term of 36 months ending November 30, 2014, and contains a break clause which may be exercised at the lessee’s option on or after November 30, 2013.

Consolidated Cash Used in Operating Activities

Operating activities in the 12 months ended December 31, 2011 and 2010 used cash of $81,512 and $4,235, respectively, which reflect our recurring operating losses.  Our consolidated net loss reported for 12 months ended December 31, 2011 of $1,398,722 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss on our consolidated operating cash flow for the 12 months ended December 31, 2011 was substantially offset by increases in accrued compensation for directors and officers of $530,308, and accounts payable of $167,185 together with non-cash impairment charges taken against intangible and current assets and professional services received by the Company and paid for with shares of common stock during the period.

Consolidated Cash Used in Investing Activities

We did not use any cash in investing for the 12 months ended December 31, 2011 or 2010.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the company.  Consolidated net cash flow provided by financing activities for the 12 months ended December 31, 2011 was $87,440, which consisted of $53,600 in proceeds received from notes payable from related parties, $25,000 in proceeds from convertible notes payable ($12,000 of which was received from related parties), $23,500 in proceeds from contributed capital, acquired cash of $2,577 in the acquisition of EWSO on October 14, 2011, all of which was offset by cash payments on notes of $17,237.  Net cash flow provided by financing activities for the 12 months ended December 31, 2010 was $4,500, which consisted of $1,500 in proceeds received from a note payable and $3,000 from common stock issued for cash.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

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

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full description of our accounting policies as required by GAAP, refer to our consolidated financial statements for the year ended December 31, 2011, that are included in this Annual Report on Form 10-K. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are described in our consolidated financial statements for the year ended December 31, 2011.

Item 8.   Financial Statements and Supplementary Data

See the consolidated financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Martin Nielson and Chief Financial Officer, Mr.  Steven Hollinshead.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on our failure to timely disclose in our reports filed or submitted under the Exchange Act certain material direct financial obligations resulting from the issuance of unregistered convertible notes which were disclosed in our subsequent report on Form 8-K filed on November 18, 2011. We are still in the process of considering changes in our disclosure controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited staff to carry out administrative duties: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G  of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees and upgrade both the applications and information technology environment that we make use of for financial reporting and control purposes.

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

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors.

Name	Age	Office(s) Held
Martin Nielson	60	President, Chief Executive Officer and Director
Steven Hollinshead	51	Chief Financial Officer and Director
Susan Johnson	64	Secretary and Treasurer
Larry Magor	56	Non-Executive Director
Peter Munday	72	Non-Executive Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Martin NielsonMartin Nielson.  Mr. Nielson is the founding CEO of the Company's wholly owned subsidiary, E-Waste Systems (UK) Ltd., from its inception in January 2011.  He has extensive experience in operations and mergers and acquisitions, in senior executive and advisory positions for over 30 years with companies such as The Gap, Businessland, and Corporate Express, helping to build the latter two by acquiring and integrating more than 100 companies throughout the United States and Europe.  He was most recently CEO of Global Electronics Recovery and GEARRS in the e-waste/reverse logistics industry, from November 2006 until the December 2010.  Prior to that, from February 2004 through June 2006, he was the founding CEO of Encompass Group Affiliates during which time he negotiated the acquisition of more than $100 million worth of businesses in the electronics reverse logistics industry.  He was founder and chairman of AltosBancorp, an advisory company specializing in mergers and acquisitions and is a shareholder in Altos-Blumberg Partners, LLC, a strategic consulting firm in the electronics industry, both of which are inactive.  He also currently serves as a non-executive director of Coroware, a small US public company in the software industry, and previously acted as their CEO prior to a restructuring and a refocusing of the company.  Mr. Nielson received a BS in Management, with minors in engineering and mathematics, from San Jose State University and subsequently studied Operations Research at San Francisco State University's Graduate School of Business.  He served in the United States Marine Corps' PLC program while in college.  He also presently serves on the Executive Board of the Transatlantic Council of the Boy Scouts of America, which serves expatriate youth across Europe, the Middle East and Africa from its base in Italy, and is the owner of Hilltop Winery in the Santa Cruz Mountains of California.  He resides in London, England, where he and his family have had a home since 1990.

Steven Hollinshead Mr Hollinshead joined us from Biwater where he was Group Finance Director from October 2009. Between 2006 and 2009 he was CFO of Cascal (a majority owned subsidiary of Biwater until it was acquired by Sembcorp Industries in July 2010), a position he held when that company completed its IPO on the NYSE in January 2008. Between 2003 and 2005 Mr Hollinshead served with SGB Group, a wholly owned subsidiary of Harsco Corporation, as Finance Director of its Projects Division. From 2000 to 2002 Mr Hollinshead was CFO for Wijsmuller Group, a marine services company, based in the Netherlands that was subsequently acquired by AP Moller Group. Mr Hollinshead was the Finance Director for the Marine Division of Ocean Group from 1998 to 2000. From 1983 to 1998 Mr Hollinshead served with Coopers & Lybrand (now part of PricewaterhouseCoopers) including two years in its New Jersey practice. Mr Hollinshead is a Fellow of the Institute of Chartered Accountants in England and Wales and gained a Bachelor of Sciences degree in physics from the University of St. Andrews.

Susan Johnson  Susan Johnson.  Ms. Johnson currently is the President of CSJ Solutions, LLC, a company that assists new companies to incorporate in the various states and is resident agent for many of them in the State of Nevada. Ms. Johnson has over 43 years of experience in the industry.   She worked at Language Access Network, Inc., a publicly traded company, as in-house paralegal from 2006 until 2008. Beginning March 2008, she began working at Capital City Energy Group, Inc. as a paralegal.  For the last 12 years, she has worked as a paralegal, specializing in corporate and securities work and has attended classes given by the SEC Institute in order to hone her skills in this area.   The many years that Ms. Johnson has spent in the corporate environment uniquely qualifies her to act as our Secretary and Treasurer.  She has worked for many different types of industries ranging from chemical companies to law offices.  The majority of her career in the last 20 years has been at a management level in all aspects including accounting, sales, marketing, as well as performing executive assistant duties to the CEO’s and Presidents of many of those companies.  Ms. Johnson attended Eastern Kentucky University, where she studied English Literature.  Ms. Johnson also attended Community College of Southern Nevada where she studied American Sign Language.

Larry Magor  Beginning in January 1995, Mr. Magor was Finance Director of Biwater Industries Ltd manufacturing division.  Biwater is a water engineering, investment and operations group based in Dorking, Surrey, UK.  In November 1998, Mr. Magor  became Group Finance Director of Biwater plc.  He was responsible for the accounting, financing and company secretarial functions of the worldwide group.  From April 2002 to July 2006, Mr. Magor served as CEO for the Biwater Group responsible for the worldwide operations.  Beginning in July 2006 to April 2009, Mr. Magor was Executive Director responsible for finance at Cascal BV and then in January, 2009 he was appointed Chief Operating Officerand held this position until April 2009.  From April 2009 to January 2011 Mr. Magor worked for Biwater Holdings Limited (formerly Biwater plc), again as CEO for the Biwater Group responsible for the worldwide operations.  Mr. Magor worked for Cascal BV (then NV on US float in January 2008) from April 2000 to July 2010.  Cascal was a subsidiary of Biwater plc with investments in water utilities around the world.  Mr. Magor was director of Dutch registered holding company in 2000.  He was responsible for initial registration, subsequent acquisitions, formation of joint venture and ultimate buy-out-of joint venture partners in June 2006, Alternating Chairman from 2002 to 2006.  Mr. Magor was at Cascal BV from June 2006 to January 2008 and was chairman of 100% owned subsidiary which completed further acquisitions and subsequently was listed on the NYSE in January 2008.  Mr. Magor was initially Non-Executive Chairman of Cascal NV (Ticker NYSE:HOO) and was responsible for assisting the company with its governance regime reporting and Sarbanes Oxley compliance.  Mr. Magor stepped down from the Chairman role in August 2009 at the AGM and remained on the board as a non-executive director until the business was bought in July, 2010 and subsequently de-listed.  Mr. Magor attended Bath University, UK from 1973 to 1977.  He also received B.sc (Hons) in Business Administration in 1977.  Mr. Magor is a Fellow of the Chartered Institute of Management Accountants (FCMA) .

Peter Munday  Mr. Munday is a non-executive founding director of the Company's wholly owned subsidiary, E-Waste Systems (UK) Ltd., since its inception in January 2010, with oversight responsibility for legal affairs of the company.  He practiced law for over 40 years before retiring from his namesake firm, Mundays LLP, as the senior partner in 2003 and as a salaried partner in 2005.  A Corporate Law specialist for most of his legal career, he advised blue chip clients from the UK and US in mergers and acquisitions and corporate financing, having personally completed more than 1,000 acquisitions.  He serves as chief operating officer and president of Cicero, League of International Lawyers, a network of firms in more than 30 countries, which he founded in 2003.  He is a director and founding trustee of Princess Alice Hospice, having served as chairman for 14 years.  He also is a trustee of Bright Future Trust; a non-executive director of William George Homes Limited and Rustminster Estates Limited; and a director and shareholder of Pinedown Properties Limited, Sandpiper (Calahonda) Limited, and  United States of Europe Limited.  From June 2007 to December 2010, he served as a non-executive director of Global Electronics Recovery and GEARRS in the e-waste/reverse logistics industry.  He qualified as a Notary Public in 1975 and continued practice until his retirement in 2009.  Mr. Munday lives in Oxshott, Surrey, England.

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

Committees of the Board

We have established a nomination and remuneration committee and an audit committee, both comprised of our two on-executive directors. The audit committee convenes at least once in every calendar quarter to review, among other things, the quarterly financial report prior to its filing with the SEC.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Martin Nielson, at the address appearing on the first page of this annual report.

Code of Ethics

We have adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

The table below summarizes all compensation earned by our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Martin Nielson President, Chief Executive Officer	2011 2010	372,969 0	0 0	0 0	0 0	0 0	0 0	0 0	372,969 0

Steven Hollinshead Chief Financial Officer	2011 2010	70,396 0	0 0	0 0	0 0	0 0	0 0	0 0	70,396 0

Susan Johnson Secretary/Treasurer	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to Summary Compensation Table

Although we do not currently pay our officers, we reserve the right to pay them the compensation they have earned to date at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to implement our business strategy.

Outstanding Equity Awards at Fiscal Year-End

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  December 31, 2011, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC.  The information is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after December 31, 2011 through the exercise of any stock option, warrant or other right.  The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Beneficial owner	Number of shares beneficially owned (1)	Percent of Class (2)
Officers and Directors

Martin Nielson	62,500,000	62.0%

Steven Hollinshead	-	-

Susan Johnson	-	-

Larry Magor	-	-

Peter Munday	-	-

5% Shareholders

None	-	-

Total of Officers, Directors and 5% Shareholders	62,500,000	62.0%
_________________
(1)
Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2)	A total of 100,764,624 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described above and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since December 31, 2001 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On October 28, 2011 the Company entered into a convertible note with the wife of our president, chief executive officer and director to pay for certain expenses incurred by the Company.  The note bears interest at 12% per annum, is non-secured, and due on the first anniversary of its date of issuance.  As of December 31, 2011, the Company had borrowed a total of $12,000 and recognized $256 of accrued interest on the note.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees

2011	$18,000	$0	$0	$0

2010	$5,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)(1)
Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

Page No.

F-1	Report of Independent Registered Public Accounting Firm

F-3	Consolidated Balance Sheets as of December 31, 2011 and 2010

F-4	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010;

F-5	Consolidated Statement of Stockholders’ Equity for period from inception to December 31, 2011;

F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010;

F-7	Notes to Financial Statements

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
E-Waste Systems, Inc.

We have audited the accompanying consolidated balance sheets of E-Waste Systems, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the periods then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Waste Systems, Inc. as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC
     Sadler, Gibb & Associates, LLC
     Salt Lake City, UT
     April 16, 2012

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash	$6,493	$565
Inventory	17,000	-

Total Current Assets	23,493	565

PROPERTY & EQUIPMENT, Net	9,865	-

OTHER ASSETS
Deposits	4,405	-

Total Other Assets	4,405	-

TOTAL ASSETS	$37,763	$565

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$204,092	$26,185
Accrued expenses-related parties	530,308	-
Contigent consideration	291,999	-
Convertible notes payable, related parties	12,000	-
Convertible notes payable	73,500	-
Notes payable, related parties	50,240	13,877
Derivative liability	7,371	-

Total Current Liabilities	1,169,510	40,062

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized
at par value of $0.001, 400 and -0- shares issued
and outstanding, respectively	1	-
Common stock, 190,000,000 shares authorized
at par value of $0.001, 100,764,624 and 100,000,000
shares issued and outstanding, respectively	100,765	100,000
Additional paid-in capital	213,706	(92,000)
Accumulated deficit	(1,446,219)	(47,497)

Total Stockholders' Deficit	(1,131,747)	(39,497)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,763	$565

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

REVENUES	$124,255	$-
COST OF SALES	52,626	-
GROSS MARGIN	71,629	-

OPERATING EXPENSES

Officer and director compensation	499,417	-
Professional fees	506,387	-
Impairment expense	358,849	-
General and administrative	85,522	34,498

Total Operating Expenses	1,450,175	34,498

LOSS FROM OPERATIONS	(1,378,546)	(34,498)

OTHER EXPENSES
Interest expense	(39,709)	(930)
Gain on derivative liability	19,533	-

Total Other Expenses	(20,176)	(930)

LOSS BEFORE INCOME TAXES	(1,398,722)	(35,428)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,398,722)	$(35,428)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	100,139,193	7,457,534

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Statement of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	-	$-	62,500,000	$62,500	$(57,500)	$(12,069)	$(7,069)

Common stock sold for cash
at $0.001 per share	-	-	37,500,000	37,500	(34,500)	-	3,000

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(35,428)	(35,428)

Balance, December 31, 2010	-	-	100,000,000	100,000	(92,000)	(47,497)	(39,497)

Preferred and common stock issued
in acquisition of subsidiary	400	1	200,000	200	69,319	-	69,520

Common stock issued for services	-	-	564,624	565	212,887	-	213,452

Capital contributions
from a related party	-	-	-	-	23,500	-	23,500

Net loss for the year ended
December 31, 2011	-	-	-	-	-	(1,398,722)	(1,398,722)

Balance, December 31, 2011	400	$1	100,764,624	$100,765	$213,706	$(1,446,219)	$(1,131,747)

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(1,398,722)	$(35,428)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	550	-
Expenses paid by shareholders on behalf of the Company	60,500	-
Impairment of intangible assets	339,749	-
Amortization of derivative liability	26,904	-
Change in derivative liability	(19,533)
Common stock issued for services	213,452	-
Changes to operating assets and liabilities:
Deposits	(1,905)	-
Accounts payable and accrued expenses	167,185	26,076
Accrued expenses, related parties	530,308	5,117

Net Cash Used in Operating Activities	(81,512)	(4,235)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from note payable, related parties	53,600	1,500
Cash payments on note payable, related parties	(17,237)	-
Proceeds from convertible notes payable, related parties	12,000	-
Proceeds from convertible notes payable	13,000	-
Proceeds from contributed capital	23,500	-
Cash acquired in acquisition of subsidiary	2,577	-
Proceeds from common stock issued for cash	-	3,000

Net Cash Provided by Financing Activities	87,440	4,500

NET INCREASE IN CASH	5,928	265
CASH AT BEGINNING OF PERIOD	565	300

CASH AT END OF PERIOD	$6,493	$565

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount on derivative liability	$26,904	$-
Contingent liabilities and equity issued
for acquisition of subsidiary	$361,519	$-

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 – NATURE OF OPERATIONS

Nature of Business

E-Waste Systems, Inc. (“the Company”) was incorporated as Dragon Beverage, Inc. in the State of Nevada on December 19, 2008.  In March 2011 the Company changed its name to E-Waste Systems, Inc.  The Company is incorporated to engage in the business of electronic waste recycling and asset recovery.

On October 14, 2011, E-Waste Systems, Inc. completed the acquisition of 100 percent of the issued share capital of E-Waste Systems of Ohio (formerly known as Tech Disposal, Inc.), an electronic waste recycler and asset recovery specialist based in Ohio.  The initial consideration, paid on the day of the closing, comprised 200,000 shares of common stock, together with 400 shares of series A convertible preferred stock. The purchase consideration also included contingent consideration equal to 4.5 times the adjusted earnings before interest tax depreciation and amortization (EBITDA) for the twelve month period immediately following closing, plus the cash balance at the date of closing, less the initial consideration paid. The remainder of the purchase consideration is deferred for 12 months in accordance with the contractual terms of the earn-out arrangement and is to be paid by issuing common stock.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $1,446,219 as of December 31, 2011.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2011 include the accounts of the Company and its wholly-owned subsidiary, E-Waste Systems of Ohio, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  The Company had $6,493 and $595 in cash and cash equivalents at December 31, 2011 and 2010, respectively.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventories are stated at the lower of cost or market using the average cost or specific identification methods and consist of finished goods available for sale. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required.  As of December 31, 2011 and 2010, the Company recorded $19,100 and $-0- in inventory adjustments that were considered necessary due to such market conditions.

Property and Equipment

Property and equipment are recorded at historical cost less accumulated depreciation, unless impaired.  Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line.  Upon retirement or sale, the historical cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.  Expenditures for repairs and maintenance are charged to expense as incurred.

The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Assets	Estimated useful life
Equipment	5 Years
Furniture	5 Years
Vehicles	7 Years

Long-Lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives.  The Company assesses the carrying values of long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends.  When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis.  If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value.

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired.  The Company tests goodwill for impairment in each quarter of the year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable.  In evaluating whether an impairment of goodwill exists, the Company first compares the estimated fair value of a reporting unit against its carrying value.  If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit.  If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference.

The gross amount of goodwill at December 31, 2011 and 2010 was $249,749 and $-0-, respectively, with accumulated impairments of $249,749.  The net amount of goodwill at December 31, 2011 and 2010 was $-0- and $-0-, respectively.  During the year ended December 31, 2011, the Company recorded an impairment charge totaling $249,749 related to purchased goodwill whose carrying value was determined to be greater than its fair value under the methodology described above.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Acquisitions

Business acquisitions are accounted for under the purchase method of accounting.  Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill.  The Company makes certain judgments and assumptions in determining the fair value of acquired assets and assumed liabilities, especially with respect to acquired intangibles.  Using different assumptions than those used by the Company in determining fair value could materially impact the purchase price allocation and the Company’s financial position and results of operations.  Results of operations for acquired businesses are included in the consolidated financial statements from the date of acquisition.

Revenue Recognition

The Company applies the provisions of ASC 605, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company sells refurbished electronic equipment and scrap electronic materials. Typically, sales are for cash upon delivery of the product. Accordingly, revenues are recognized simultaneously when cash is received and the product is delivered. The Company rarely extends credit to its customers but rather requires cash payment upon delivery.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of December 31, 2011 and 2010.

Stock-Based Compensation.

The Company has adopted ASC 718, using the modified prospective method, in accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2011 and 2010, the Company has not issued any share-based payments to its employees.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Basic and Diluted Loss per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There 176,334 such common stock equivalents as a result of convertible notes payable outstanding as of December 31, 2011 and 2010.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss per Common Share (Continued)

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Loss (numerator)	$(1,398,722)	$(35,428)
Shares (denominator)	100,139,193	7,457,534
Per share amount	$(0.01)	$(0.00)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, notes payable, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 4 – ACQUISITION OF SUBSIDIARIES

Acquisition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.)

On October 14, 2011, E-Waste Systems, Inc. entered into a share exchange agreement wherein E-Waste Systems, Inc. completed the acquisition of 100 percent of the issued share capital of E-Waste Systems of Ohio (formerly known as Tech Disposal, Inc.), an electronic waste recycler and asset recovery specialist based in Ohio.  Through this transaction E-Waste Systems of Ohio, Inc. became a wholly-owned subsidiary of E-Waste Systems, Inc.

The initial consideration, paid on the day of the closing, comprised 200,000 shares of common stock, valued at $52,000, together with 400 shares of series A convertible preferred stock, valued at $17,520.  See Note 11 for descriptions of share valuations.  The shares issued represent approximately 0.2 percent of the Company’s total outstanding shares immediately following the transaction.

The purchase consideration also included contingent consideration to be paid to the selling shareholder equal to 4.5 times the adjusted earnings before interest tax depreciation and amortization (EBITDA) for the twelve month period immediately following closing, plus the cash balance at the date of closing, less the initial consideration paid. The contingent consideration is deferred for 12 months in accordance with the contractual terms of the earn-out arrangement and is to be paid through the issuance common stock.

The assets and liabilities of E-Waste Systems of Ohio, Inc. as of the acquisition date will be recorded at their estimated fair value. A preliminary allocation of the purchase price is as follows:

Cash and cash equivalents	$2,577
Inventory	17,000
Fixed assets, net	10,415
Deposits	2,500
Customer list	90,000
Goodwill	249,749
Total assets acquired	372,241

Accounts payable	10,722
Total liabilities acquired	10,722
Net assets acquired	$361,519

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consist of the following amounts as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Vehicles	$12,875	$-
Sub Total	12,875	-
Accumulated Depreciation	(3,010)	-
Total	$9,865	$-

Depreciation expense was $550 and $-0-, for the years ended December 31, 2011 and 2010, respectively.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

During the year ended December 31, 2011, the Company’s goodwill impairment test indicated that future cash flows from the acquisition of E-Waste Systems of Ohio, Inc. would not support the carrying value of the associated goodwill.  Therefore the Company recorded a goodwill impairment charge of $249,749 which was calculated as the difference between the fair value of the assets and liabilities of the reporting unit, including the carrying value of its goodwill, to the reporting unit’s fair value, measured by an income approach utilizing projected cash flows.

Intangible Assets

Intangible assets include assets capitalized as a result of the Company’s acquisition of E-Waste Systems of Ohio, Inc. and represent the valuation of the customer list acquired based on net cash flows from the subsidiaries customer relationships.  After close of the acquisition, the Company determined that the future cash flows from the acquisition would not support the carrying value of the associated intangible asset.  Therefore the Company recorded an impairment charge of $90,000 to fully impair the asset. The components of intangible assets at December 31, 2011 and 2010 were as follows:

NOTE 7 - RELATED PARTY NOTES PAYABLE

From time to time the Company has received funds from related parties to fund operations.  The notes bear interest at 12 percent, are unsecured and are due on demand.  As of December 31, 2009, the Company had a balance in related party notes payables of $7,260.  During the year ended December 31, 2010, the Company borrowed $1,500 from related parties and had $5,117 of operating expenses paid on behalf of the Company by related parties, leaving a balance of $13,877 as of December 31, 2011.  During the year ended December 31, 2010, the Company borrowed an additional $53,600 and also made repayments on related party payables of $17,237, leaving an unpaid principal balance of $50,240 at December 31, 2011.  The Company also recognized $6,029 and $686 of interest expense on related party payables leaving balances in accrued interest of $7,068 and $772 as of December 31, 2011 and 2010, respectively.

Subsequent to the period end, on March 7, 2012, the Company satisfied its obligations with respect to the related party note payable through the issuance of 28,335 shares of common stock.  The number of shares issued and the resultant gain (loss) on conversion to be recognized was based on the trading price of the Company’s common stock on the date of conversion.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Non-related Parties

On May 2, 2011 the Company borrowed $73,500 from an unrelated third party entity in the form of a convertible note, $13,000 of which was received in cash and $60,500 of which was received in the form of operating expenses paid on behalf of the Company by the creditor.  The note bears interest at a rate of 12 percent per annum, with principal and interest due in full on November 3, 2011.  The note was amended to extend the maturity date to January 2, 2012.

The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock at a price of 10% below the current market price.  The current market price is defined as the average of the daily closing prices per share for the previous 30 days on the date of conversion.  For purposes of the note, “current market price” is defined as the average of the lowest three daily closing prices per share for the five business days prior to the date of conversion.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 8 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Non-related Parties (Continued)

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $26,904 on the note date.  As of December 31, 2011 the Company had amortized $26,904 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2011.

Subsequent to the period end, on March 7, 2012, the Company satisfied its obligations with respect to the related party note payable through the issuance of 43,193 shares of common stock.  The number of shares issued and the resultant gain (loss) on conversion to be recognized was based on the trading price of the Company’s common stock on the date of conversion.

Related Parties

On October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable.  The note accrues interest at 12 percent and is due twelve months from the date of origination or December 28, 2012.  The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share.   The Company recognized $252 of interest expense on thee related party convertible note payable leaving a balance in accrued interest of $252 as of December 31, 2011, respectively.

NOTE 9 – DERIVATIVE LIABILITY

On May 2, 2011 the Company executed a convertible note payable in the amount of $73,500 which is convertible at the holder’s option at 90 percent of the average of the daily closing prices per share for the previous 30 days on the date of conversion.

The fair value of the conversion option of the convertible note of $26,904 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $1.05, exercise price of $0.93, dividend yield of zero, years to maturity of 0.01, risk free rate of 0.01 percent, and annualized volatility of 15 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At December 31, 2011 the derivative liability was revalued at $7,371, which led to the Company recording a gain on derivative liability in the amount of $19,533.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Leases

The Company leases office and warehouse space in Columbus, Ohio under an operating lease.  The lease provides for a lease payment of $4,200 per month from December 1, 2012 through November 30, 2013, and a lease payment of $4,400 per month from December 1, 2013 through November 30, 2014, and lease payments thereafter on a month-to-month basis at a rate of $4,568 per month. Future minimum lease payments under the terms of the operating leases are as follows:

2012	$50,400
2013	50,600
2014	48,400
Thereafter	-
Total	$149,400

Contingent Consideration

In connection with the acquisition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.) on October 14, 2011, the Company agreed to pay contingent consideration to selling shareholder equal to 4.5 times the adjusted earnings before interest tax depreciation and amortization (EBITDA) for the twelve month period immediately following closing, plus the cash balance at the date of closing, less the initial consideration paid. The purchase consideration is deferred for 12 months in accordance with the contractual terms of the earn-out arrangement and is to be paid through the issuance of common stock.  The contingent liability was valued on the date of acquisition based probability-weighted expected outcomes of operations over the earnout period.  The contingent liability was $291,999 as of December 31, 2011.

NOTE 11 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of series A convertible preferred stock with a par value of $0.001.  As of December 31, 2011 and 2010, there were 400 and -0- shares of series A convertible preferred stock issued and outstanding, respectively.  The shares have the following provisions:

Dividends
Series A convertible preferred stockholders’ are entitled to receive dividends when declared.  As of December 31, 2011 and 2010 no dividends have been declared or paid.

Liquidation Preferences
In the event of liquidation, following the sale or disposition of all or substantially all of the Company’s assets, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the common stock by reason of their ownership thereof, an amount equal to $100 per share.

Voting Rights
Each holder of shares of the series A preferred stock is entitled to the number of votes equal to the number of shares of common stock into which the preferred shares are convertible.

Conversion
Each share of series A preferred stock is convertible, at the option of the holder, into the number of shares of common stock which is equal to $110 divided by the greater of (i) $0.001 or (ii) 90 percent of the volume weighted average closing price for the Company’s common stock during the ten trading days immediately prior to conversion.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 11 – PREFERRED STOCK (CONTINUED)

Redemption

The series A preferred stock are redeemable for cash, at the option of the Company any time after the date of issuance, plus all accrued but unpaid dividends, on the following basis:

(i)	110 percent of the purchase price of each share of series A preferred stock if redeemed any time before the first twelve months of the date of issuance; and

(ii)	105 percent of the purchase price of each share of series A preferred stock on or after the first twelve months of the date of issuance.

Preferred Stock Activity for the Year Ended December 31, 2011

On October 14, 2011, the Company issued 400 shares of series A preferred stock as part of the acquisition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.).  The shares of series A preferred stock were valued based on the convertibility into common shares as such convertibility was determined to be the most readily determinable measure of the fair of the preferred shares.  The fair value of the preferred shares was $17,520, calculated using the Black-Scholes valuation model.  Included in the model are the following assumptions: stock price at valuation date of $0.26, exercise price of $0.65, dividend yield of zero, years to maturity of one, risk free rate of 0.11 percent, and annualized volatility of 585 percent.

NOTE 12 – COMMON STOCK

The Company’s board of directors and majority shareholder approved an amendment to the articles of incorporation for the purpose of increasing the authorized common stock from 90,000,000 shares to 190,000,000 shares. The Company’s authorized shares of preferred stock were not affected in this corporate action.  As of December 31, 2011 and 2010, there were 100,764,624 and 100,000,000 post-split shares of common stock issued and outstanding, respectively.

On March 28, 2011, the Company’s board of directors and majority shareholder approved a forward split of 12.5 to one in which each shareholder was issued 12.5 common shares in exchange for each one common share of the currently issued common stock. The accompanying financial statements have been restated to reflect the forward stock split on a retro-active basis.

Common Stock Activity for the Year Ended December 31, 2011

On October 14, 2011, the Company issued 200,000 post-split shares of common stock (16,000 pre-split shares) as part of the acquisition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.).  The shares issued in the acquisition were valued at $52,000, which was based on the trading price of the Company’s stock on the date of acquisition of $0.26.

During the year ended December 31, 2011, the Company issued 564,624 post-split shares of common stock (45,170 pre-split shares) at $0.38 per share for services valued at $213,452.  The value of shares issued for services was based on the trading price of Company’s common stock on the date of issuance.

Common Stock Activity for the Year Ended December 31, 2010

During the year ended December 31, 2010, the Company issued 37,500,000 post-split shares of common stock (3,000,000 pre-split shares) at $0.00008 per share for $3,000 cash.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 13 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes , which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Current taxes at statutory rates	$(475,565)	$(12,046)
Impairment expense	115,515	-
Change in derivative liability	(6,641)	-
Common stock issued for services	72,574	-
Valuation allowance	294,118	12,046
Total provision for income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2011 and 2010 due to the following:

	December 31, 2011	December 31, 2010
Loss carryforwards (expire through 2031)	$(491,714)	$(16,149)

Total gross deferred tax asset	181,447	-
Valuation allowance	310,267	16,149
Net deferred tax asset	-	-
Deferred tax liabilities	-	-
Net deferred taxes	$-	$-

At December 31, 2011, the Company had net operating loss carry forwards of approximately $491,714 through 2031.  No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 14 - SUBSEQUENT EVENTS

On January 26, 2012, the Company issued 25,433 shares of common stock at $1.57 per share in exchange for services valued at $39,930.  The value of the shares issued in the acquisition was based on the trading price of the Company’s stock on the date of issuance.

On March 6, 2012, management secured a financing facility in the form of a single 12 month promissory note for $100,000, to which an annual interest cost of 14 percent applies, which facility provides working capital to be used exclusively for the purchase of electrical and electronic waste for feedstock to our Columbus based operation.

On March 7, 2012, the Company satisfied its obligations with respect to two convertible notes payable with principal amounts equaling $123,740 ($50,240 of which is due to a related party) through the issuance of 71,528 shares of common stock (28,335 of which were issued to a related party).  The number of shares issued and the resultant gain (loss) on conversion to be recognized was based on the trading price of the Company’s common stock on the date of conversion.

On March 22, 2012, the Company reached a settlement agreement with the selling shareholder of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.) wherein the Company agreed that the liability for the contingent consideration estimated at the time of acquisition would be settled at a value of $350,000.  The Company and shareholder agreed to fully satisfy the entire amount of the liability through the issuance of common stock.  The number of shares to be issued will be based on the trading price of the Company’s common stock on the date the agreement was executed.

As part of the same settlement agreement, the parties also agreed to terminate a consulting agreement between the Company and the shareholder through the issuance of common stock in the amount of $54,000 of outstanding accrued liabilities.  The number of shares to be issued will be based on the trading price of the Company’s common stock on the date the agreement was executed.

In accordance with ASC 855-10, the Company’s management has reviewed all material events through the date of this report and determined that there are no other material subsequent events to report.

(a)(2)           Not Applicable.

(a)(3)           Exhibits.

See (b) below.

(b)           Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

 (c)           Financial Statements Excluded From Annual Report to Shareholders

Not Applicable.

Exhibit No.	Title of Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Proforma Financials

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 E-Waste Systems, Inc.

By:	/s/ Martin Nielson
Martin Nielson President, Chief Executive Officer and Director
April 16, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Steven Hollinshead
Steven Hollinshead Chief Financial Officer and Director
April 16, 2012