Form 10-K/A
period 2011-12-31
EWaste Systems, Inc.
filed 2012-04-17
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Common Stock

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  100,861,585, par value $.001as of April 16, 2012

Amendment No. 1

This Amendment No. 1 is being filed because there were some last minute corrections to correct small errors relating to grammar and sentence structure in the original document.  All changes are minor in nature and do not affect the overall context of the original filing.

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

It is also our intent to continue to operate to the highest standards of responsible recycling of electronic waste, which is presently the law of the European Union, operating under the name of the WEEE Directive. The European Union’s WEEE Directive is presently the most comprehensive legislation in the world.  It simultaneously bans the land filling of e-waste, prohibits its export to countries who do not wish it to be imported, and mandates that electronic retailers and manufacturers establish, or join with, organizations to recycle a mandated percentage of what is sold into the market each year.  Failure on the part of those organizations to comply can lead to termination of their right to trade in EU member countries.  An expansion into the European market, which is part of our business strategy, will require us to comply with EU legislation, including the WEEE Directive.

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

None.

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

Background

On October 14, 2011, we completed our acquisition of TDI through our purchase of all of the issued and outstanding capital stock of TDI.  As a result of the Transaction, TDI became our wholly owned subsidiary and we assumed the business operations of TDI, which has been renamed EWSO.  Following the Transaction, the business of EWSO constitutes all of our operations.    With respect to this discussion, the terms “EWSI,” the “Company,” “we,” “us,” and “our” refer to E-Waste Systems, Inc. and the term “EWSO” refers to E-Waste Systems (Ohio), Inc. (formerly known as Tech Disposal, Inc.)  This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this report.

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

Consolidated Results of Operations for E-Waste Systems, Inc.

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

Operating Expenses

We incurred operating expenses of $1,450,175 for the 12 months ended December 31, 2011, as compared to operating expenses of $40,609 for the 12 month ended December 31, 2010.  Our operating expenses for the 12 months ended December 31, 2011 and 2010 consisted of directors’ and officers’ accrued compensation, asset impairment expense, professional fees, depreciation and general and administrative expenses, including rent for our Columbus, Ohio facility.  Following EWSI’s acquisition of EWSO on October 14, 2011, its former owner, Mr. Pardos, became a consultant to EWSO, contributing to consulting fees incurred in respect of the 12 months ended December 31, 2011. The increase in our operating expenses is primarily attributable to directors’ and officers’ compensation and the legal and accounting fees incurred with the negotiations for and the due diligence on various acquisition candidates, combined with the introduction of our operating activities in Columbus, Ohio following our acquisition of EWSO on October 14, 2011.

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

Martin Nielson.  Mr. Nielson is the founding CEO of the Company's wholly owned subsidiary, E-Waste Systems (UK) Ltd., from its inception in January 2011.  He has extensive experience in operations and mergers and acquisitions, in senior executive and advisory positions for over 30 years with companies such as The Gap, Businessland, and Corporate Express, helping to build the latter two by acquiring and integrating more than 100 companies throughout the United States and Europe.  He was most recently CEO of Global Electronics Recovery and GEARRS in the e-waste/reverse logistics industry, from November 2006 until the December 2010.  Prior to that, from February 2004 through June 2006, he was the founding CEO of Encompass Group Affiliates during which time he negotiated the acquisition of more than $100 million worth of businesses in the electronics reverse logistics industry.  He was founder and chairman of AltosBancorp, an advisory company specializing in mergers and acquisitions and is a shareholder in Altos-Blumberg Partners, LLC, a strategic consulting firm in the electronics industry, both of which are inactive.  He also currently serves as a non-executive director of Coroware, a small US public company in the software industry, and previously acted as their CEO prior to a restructuring and a refocusing of the company.  Mr. Nielson received a BS in Management, with minors in engineering and mathematics, from San Jose State University and subsequently studied Operations Research at San Francisco State University's Graduate School of Business.  He served in the United States Marine Corps' PLC program while in college.  He also presently serves on the Executive Board of the Transatlantic Council of the Boy Scouts of America, which serves expatriate youth across Europe, the Middle East and Africa from its base in Italy, and is the owner of Hilltop Winery in the Santa Cruz Mountains of California.  He resides in London, England, where he and his family have had a home since 1990.

Steven Hollinshead.  Mr Hollinshead joined us from Biwater where he was Group Finance Director from October 2009. Between 2006 and 2009 he was CFO of Cascal (a majority owned subsidiary of Biwater until it was acquired by Sembcorp Industries in July 2010), a position he held when that company completed its IPO on the NYSE in January 2008. Between 2003 and 2005 Mr Hollinshead served with SGB Group, a wholly owned subsidiary of Harsco Corporation, as Finance Director of its Projects Division. From 2000 to 2002 Mr Hollinshead was CFO for Wijsmuller Group, a marine services company, based in the Netherlands that was subsequently acquired by AP Moller Group. Mr Hollinshead was the Finance Director for the Marine Division of Ocean Group from 1998 to 2000. From 1983 to 1998 Mr Hollinshead served with Coopers & Lybrand (now part of PricewaterhouseCoopers) including two years in its New Jersey practice. Mr Hollinshead is a Fellow of the Institute of Chartered Accountants in England and Wales and gained a Bachelor of Sciences degree in physics from the University of St. Andrews.

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

Larry Magor.  Beginning in January 1995, Mr. Magor was Finance Director of Biwater Industries Ltd manufacturing division.  Biwater is a water engineering, investment and operations group based in Dorking, Surrey, UK.  In November 1998, Mr. Magor  became Group Finance Director of Biwater plc.  He was responsible for the accounting, financing and company secretarial functions of the worldwide group.  From April 2002 to July 2006, Mr. Magor served as CEO for the Biwater Group responsible for the worldwide operations.  Beginning in July 2006 to April 2009, Mr. Magor was Executive Director responsible for finance at Cascal BV and then in January, 2009 he was appointed Chief Operating Officerand held this position until April 2009.  From April 2009 to January 2011 Mr. Magor worked for Biwater Holdings Limited (formerly Biwater plc), again as CEO for the Biwater Group responsible for the worldwide operations.  Mr. Magor worked for Cascal BV (then NV on US float in January 2008) from April 2000 to July 2010.  Cascal was a subsidiary of Biwater plc with investments in water utilities around the world.  Mr. Magor was director of Dutch registered holding company in 2000.  He was responsible for initial registration, subsequent acquisitions, formation of joint venture and ultimate buy-out-of joint venture partners in June 2006, Alternating Chairman from 2002 to 2006.  Mr. Magor was at Cascal BV from June 2006 to January 2008 and was chairman of 100% owned subsidiary which completed further acquisitions and subsequently was listed on the NYSE in January 2008.  Mr. Magor was initially Non-Executive Chairman of Cascal NV (Ticker NYSE:HOO) and was responsible for assisting the company with its governance regime reporting and Sarbanes Oxley compliance.  Mr. Magor stepped down from the Chairman role in August 2009 at the AGM and remained on the board as a non-executive director until the business was bought in July, 2010 and subsequently de-listed.  Mr. Magor attended Bath University, UK from 1973 to 1977.  He also received B.sc (Hons) in Business Administration in 1977.  Mr. Magor is a Fellow of the Chartered Institute of Management Accountants (FCMA) .

Peter Munday.  Mr. Munday is a non-executive founding director of the Company's wholly owned subsidiary, E-Waste Systems (UK) Ltd., since its inception in January 2010, with oversight responsibility for legal affairs of the company.  He practiced law for over 40 years before retiring from his namesake firm, Mundays LLP, as the senior partner in 2003 and as a salaried partner in 2005.  A Corporate Law specialist for most of his legal career, he advised blue chip clients from the UK and US in mergers and acquisitions and corporate financing, having personally completed more than 1,000 acquisitions.  He serves as chief operating officer and president of Cicero, League of International Lawyers, a network of firms in more than 30 countries, which he founded in 2003.  He is a director and founding trustee of Princess Alice Hospice, having served as chairman for 14 years.  He also is a trustee of Bright Future Trust; a non-executive director of William George Homes Limited and Rustminster Estates Limited; and a director and shareholder of Pinedown Properties Limited, Sandpiper (Calahonda) Limited, and  United States of Europe Limited.  From June 2007 to December 2010, he served as a non-executive director of Global Electronics Recovery and GEARRS in the e-waste/reverse logistics industry.  He qualified as a Notary Public in 1975 and continued practice until his retirement in 2009.  Mr. Munday lives in Oxshott, Surrey, England.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Martin Nielson President, Chief Executive Officer	2011 2010	318,175 0	0 0	0 0	0 0	0 0	0 0	0 0	318,175 0

Steven Hollinshead Chief Financial Officer	2011 2010	70,868 0	0 0	0 0	0 0	0 0	0 0	0 0	70,868 0

Susan Johnson Secretary/Treasurer	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Related Parties

On October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable.  The note accrues interest at 12 percent and is due twelve months from the date of origination or December 28, 2012.  The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share.   The Company recognized $252 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $252 as of December 31, 2011, respectively.

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
April 17, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Martin Nielson	April 17, 2012
Martin Nielson, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Steven Hollinshead	April 17, 2012
Steven Hollinshead, Chief Financial Officer, Director (Principal Financial Officer)

/s/ Lawrence Magor	April 17, 2012
Lawrence Magor, Director

/s/ Peter Munday	April 17, 2012
Peter Munday, Director