Form 10-Q
period 2012-03-31
EWaste Systems, Inc.
filed 2012-05-18
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

650-283-2907
(Registrant’s telephone number)
__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer
Non-accelerated filer ☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 26, 2012, there were 100,861,585 shares of our common stock issued and outstanding..

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are comprised of the following:

F-1	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011;

F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and 2011 (unaudited);

F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash	$80,652	$6,493
Accounts receivable	3,800	-
Inventory	13,665	17,000

Total Current Assets	98,117	23,493

PROPERTY & EQUIPMENT, Net	9,221	9,865

OTHER ASSETS
Deposits	4,405	4,405

Total Other Assets	4,405	4,405

TOTAL ASSETS	$111,743	$37,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$101,128	$204,092
Accrued expenses-related parties	699,784	530,308
Contigent consideration	-	291,999
Convertible notes payable, related parties	12,000	12,000
Convertible notes payable	-	73,500
Notes payable, related parties	-	50,240
Notes payable	175,000	-
Derivative liability	-	7,371

Total Current Liabilities	987,912	1,169,510

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized
at par value of $0.001, -0- and 400 shares issued
and outstanding, respectively	-	1
Common stock, 190,000,000 shares authorized
at par value of $0.001, 101,154,926 and 100,764,624
shares issued and outstanding, respectively	101,155	100,765
Additional paid-in capital	814,319	213,706
Accumulated deficit	(1,791,643)	(1,446,219)

Total Stockholders' Deficit	(876,169)	(1,131,747)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$111,743	$37,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

REVENUES	$34,816	$-
COST OF SALES	28,969	-
GROSS MARGIN	5,847	-

OPERATING EXPENSES

Officer and director compensation	188,200	-
Professional fees	50,709	7,048
General and administrative	46,556	255

Total Operating Expenses	285,465	7,303

LOSS FROM OPERATIONS	(279,618)	(7,303)

OTHER INCOME (EXPENSE)

Interest expense	(6,505)	(740)
Loss on settlement of contingent consideration	(66,672)
Gain on derivative liability	7,371	-

Total Other Income (Expense)	(65,806)	(740)

LOSS BEFORE INCOME TAXES	(345,424)	(8,043)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(345,424)	$(8,043)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	100,834,956	100,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(345,424)	$(8,043)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	644	-
Expenses paid by shareholders on behalf of the Company	40,000	-
Loss on settlement of contingent consideration and
conversion of preferred stock	66,672	-
Change in derivative liability	(7,371)	-
Common stock issued for services	39,929	-
Changes to operating assets and liabilities:
Accounts receivable	(3,800)	-
Inventory	3,335	-
Accounts payable and accrued expenses	(86,040)	(5,712)
Accrued expenses, related parties	189,214	-

Net Cash Used in Operating Activities	(102,841)	(13,755)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from note payable, related parties	-	21,000
Cash payments on note payable, related parties	-	(4,860)
Proceeds from notes payable	175,000	-
Proceeds from contributed capital	2,000	-

Net Cash Provided by Financing Activities	177,000	16,140

NET INCREASE IN CASH	74,159	2,385
CASH AT BEGINNING OF PERIOD	6,493	565

CASH AT END OF PERIOD	$80,652	$2,950

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$230	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	$140,664	$-
Common stock issued for conversion of preferred stock
and settlement of deferred consideration	$378,409	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and December 31, 2011
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

E-Waste Systems, Inc. (“the Company”) was incorporated as Dragon Beverage, Inc. in the State of Nevada on December 19, 2008.  In March 2011 the Company changed its name to E-Waste Systems, Inc.  The Company is incorporated to engage in the business of electronic waste recycling and asset recovery.

On October 14, 2011, E-Waste Systems, Inc. completed the acquisition of 100 percent of the issued share capital of E-Waste Systems of Ohio, Inc. (formerly known as Tech Disposal, Inc.), an electronic waste recycler and asset recovery specialist based in Ohio.  Through the acquisition, E-Waste Systems of Ohio, Inc. became a wholly-owned subsidiary of E-Waste Systems, Inc.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and December 31, 2011
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Condensed Financial Statements (Continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 - RELATED PARTY NOTES PAYABLE

From time to time the Company has received funds from related parties to fund operations.  The notes bear interest at 12 percent, are unsecured and are due on demand.  As of December 31, 2011, the Company had a principal balance outstanding on its single related party note payable of $50,240.  During the three months ended March 31, 2012, the Company recognized $2,540 of interest expense on this related party note payable.

On March 7, 2012, the Company satisfied its obligations with respect to the related party note payable through the issuance of 28,335 shares of common stock.  The number of shares issued was based on the trading price of the Company’s common stock, which was $1.50, on the date of conversion.  The difference between the fair value of the stock issued and the face value of the debt converted has been recorded as additional paid-in capital.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and December 31, 2011
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Non-related Parties

On May 2, 2011 the Company borrowed $73,500 from an unrelated third party entity in the form of a convertible note, $13,000 of which was received in cash and $60,500 of which was received in the form of operating expenses paid on behalf of the Company by the creditor.  The note bore interest at a rate of 12 percent per annum, with principal and interest due in full on January 2, 2012.

The principal balance of the note along with accrued interest was convertible at any time, at the option of the note holder, into the Company's common stock at a price of 10 percent below the current market price, the current market price being defined as the average of the daily closing prices per share for the previous 30 days on the date of conversion.  For purposes of the note, “current market price” was defined as the average of the lowest three daily closing prices per share for the five business days prior to the date of conversion.

On March 7, 2012, the Company satisfied its obligations with respect to this related party note payable through the issuance of 43,193 shares of common stock.  The number of shares issued is based on the trading price of the Company’s common stock, which was $1.50, on the date of conversion.  The difference between the fair value of the stock issued and the face value of the debt converted has been recorded as additional paid-in capital. Prior to conversion the Company recognized $8,749 of interest expense on this convertible note payable.  The Company recognized a gain on derivative liability in the amount of $7,371 as of conversion of the convertible note payable.

Related Parties

On October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable.  The note accrues interest at 12 percent and is due twelve months from the date of origination or December 28, 2012.  The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. During the three months ended March 31, 2012, the Company recognized $359 of interest expense on this related party convertible note payable leaving a balance in accrued interest of $612 as of March 31, 2012.

NOTE 6 – NOTES PAYABLE

During February 2012 the Company borrowed $75,000 from an unrelated third party entity in the form of a promissory note. The note bears interest at 14 percent, is unsecured and due on demand. During the three months ended March 31, 2012, the Company recognized $1,398 of interest expense on this note payable leaving a balance in accrued interest of $1,398 as of March 31, 2012.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and December 31, 2011
(Unaudited)

NOTE 6 – NOTES PAYABLE (CONTINUED)

In addition, during February 2012, the Company borrowed $100,000 from an unrelated third party in the form of a promissory note. The funds are to support the working capital requirements of the business and specifically, the procurement of electronic waste for refurbishment or recycling. As of March 31, 2012, approximately $17,000 of the funds lent had been applied to purchase feed stocks for the Company’s operations. The promissory note accrues interest at 14 percent and is due twelve months from the date of origination.  During the three months ended March 31, 2012, the Company recognized $1,415 of interest expense and made payments on accrued interest of $230 on this promissory note leaving a balance in accrued interest of $1,185 as of March 31, 2012.

NOTE 7 – COMMON STOCK

As described in Note 4, on March 7, 2012, the Company satisfied its obligations with respect to a related and non-related party notes payable through the issuance of 71,528 shares of common stock.  The number of shares issued was based on the trading price of the Company’s common stock, which was $1.50, on the date of conversion.  The difference between the fair value of the stock issued and the face value of the related party debt converted has been recorded as additional paid-in capital on the consolidated statement of stockholders’ deficit.

On March 22, 2012, the Company reached a settlement agreement with the selling shareholder of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.) wherein the Company agreed that the liability for the contingent consideration estimated at the time of acquisition of $291,999 would be settled through the issuance of common stock.  The number of shares issued was agreed upon by both parties was 232,089, which was based on the trading price of the Company’s common stock on the date the agreement was executed.

As part of the same settlement agreement, the parties also agreed to the conversion and early redemption of 400 shares of series A convertible preferred stock as well as the settlement of $54,000 of outstanding accrued liabilities payable to the selling shareholder.  Both parties agreed to convert the preferred stock and extinguish the liability in exchange for 61,252 shares of the Company’s common stock.  The value of the stock issued was based on the trading price of the stock on the date the agreement was executed.  The total number of shares issued related to the settlement agreement was therefore 293,341 shares.

During the three months ended March 31, 2012, the Company issued 25,433 shares of common stock at $1.57 per share for services valued at $39,929.  The value of shares issued for services was based on the trading price of Company’s common stock on the date of issuance.

NOTE 8 – SUBSEQUENT EVENTS

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

With respect to this discussion, the terms “EWSI,” the “Company,” “we,” “us,” and “our” refer to E-Waste Systems, Inc. and the term “EWSO” refers to E-Waste Systems (Ohio), Inc. (formerly known as Tech Disposal, Inc.)  This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this quarterly report.

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

Business

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

We cannot guarantee that we will be successful in our operations. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements for the year ended December 31, 2011. If our business fails, the investors may face a complete loss of their investment.

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

The closing of the acquisition of Fix-It is subject to certain conditions, including, but not limited to: Sellers and Fix-It performing their obligations and covenants under the Fix-It Purchase Agreement; us completing our due diligence process of Fix-It and leased real estate; no material adverse change occurring to Fix-It business; the  parties obtaining all required third-party consents; Fix-It continues to operate its business in the ordinary course; the auditors of Fix-It completing the audit of the financial statements for the years ended December 31, 2009 and 2010; and other closing conditions.  The Transaction was initially expected to close on or before September 23, 2011.  The Fix-It Purchase Agreement contains certain termination rights, including the right of either party to terminate the agreement if the closing has not occurred by September 23, 2011 (as long as the terminating party has performed its obligations under the Fix-It Purchase Agreement) and a right to terminate upon a material misrepresentation or breach by the other party.  The Fix-It Purchase Agreement may also be terminated by mutual written consent of the parties.  Neither party has chosen to terminate the Fix-It Purchase Agreement and the parties have reached an understanding to allow more time for the completion of certain conditions required to close.  However, with the passing of time since the expected closing date of September 23, 2011 and in the absence of the necessary financing, it can no longer be considered probable that the acquisition of Fix-It will be completed.

The execution of our business plan is predicated on our ability to secure sufficient financing.  As of the filing date of this report, our cash on hand is insufficient for us to be able to fully implement our business plan to grow through acquisitions.  Accordingly, we must obtain additional financing in order to maintain operations.   In the absence of such financing, we could potentially be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

Presently, we are considering the acquisition of other providers of waste electric and electronic equipment processing services.

Our Strategy in the Next 12 Months

Our management developed a plan governing the processes to be deployed for the first weeks and months following closing of the acquisition of EWSO, elements of which are described in the following paragraphs.

EWSO has moved to new, larger premises to accommodate a larger inventory.  This resulted from new vendor relationships such as with Toshiba, with the Columbus School Board, with GE Capital, with Solid Waste Authority of Central Ohio, and with Tech Columbus.

Management has organized a series of promotional activities to raise awareness and to increase sales, including a new and expanded website, press releases and interviews for newspapers and magazines, email marketing to the data base of contacts obtained in the acquisition and retaining of key individuals with significant business development expertise.

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

•
Regulatory changes. The businesses that derive their revenue and profits from handling electronic waste in the United States are exposed to increasingly pervasive legislative and regulatory regimes at both Federal and State levels of government. Each time the legal or regulatory  environment changes it is likely that incremental cost is added to the reverse supply chain, which in turn implies that all participants in that supply chain will observe an increase in their operating cost base, which depending on their leverage may, or may not, be capable of being passed on downstream. We operate in the State of Ohio, where there is proposed legislation being prepared with the purpose of controlling more stringently the behavior of the reverse supply chain for electronic goods.

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

Consolidated Results of Operations for E-Waste Systems, Inc.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

We generated revenue of $34,816 during the three months ended March 31, 2012, compared with $0 during the three months ended March 31, 2011.  Sales realized during the three months ended March 31, 2012 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.  The increased revenue for the three months ended March 31, 2012 compared with the corresponding period of 2011 is due to the fact that we acquired our sole operating subsidiary, EWSO, on October 14, 2011.

Cost of Sales

Cost of sales for the three months ended March 31, 2012 amounted to $28,969, compared with $0 for the three months ended March 31, 2011.  Costs of sales were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.  The increased cost of sales during the three months ended March 31, 2012 compared with the same period of 2011 is because we acquired our sole operating subsidiary, EWSO, on October 14, 2011.

Gross Profit

Gross profit for the three months ended March 31, 2012 was $5,847, or approximately 17% of revenues, compared to gross profit of $0 for the three months ended March 31, 2011.

Operating Expenses

We incurred operating expenses of $285,465 for the three months ended March 31, 2012, as compared to operating expenses of $7,303 for the three months ended March 31, 2011.  Our operating expenses for the three months ended March 31, 2012 and 2011 consisted of directors’ and officers’ accrued compensation, professional fees, depreciation and general and administrative expenses, including rent for our Columbus, Ohio facility.  Following EWSI’s acquisition of EWSO on October 14, 2011, its former owner, Mr. Pardos, became a consultant to EWSO, contributing to consulting fees incurred in respect of the three months ended March 31, 2012. The increase in our operating expenses is primarily attributable to directors’ and officers’ compensation and the legal and accounting fees incurred with the negotiations for and the due diligence on various acquisition candidates, combined with the introduction of our operating activities in Columbus, Ohio following our acquisition of EWSO on October 14, 2011.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Other Items

We incurred other expenses of $65,806 for the three months ended March 31, 2012, as compared with other expenses of $740 for the same period ended December 31, 2010.  Other income and expenses are comprised of a loss on settlement of contingent consideration related to our acquisition of EWSO on October 14, 2011, interest expense on demand notes payable and both the interest on, as well as the gains and losses associated with a derivative liability attaching to, our convertible debt.

Net Income (Loss)

As a result of the above, for the three months ended March 31, 2012 and 2011, we reported net losses of $345,424 and $8,043, respectively.

Liquidity and Capital Resources

As of March 31, 2012, our consolidated balance sheet presented total current assets of $98,117 and total current liabilities of $987,912, which resulted in a working capital deficit of $889,795.  EWSI generated consolidated revenue during the three months ended March 31, 2012 that fell short of its consolidated operating expenses over the same period by $279,618.  Furthermore, we do not anticipate any material improvement in our liquidity or capital resources in subsequent reporting periods resulting from our acquisition of EWSO, which contributed an operating loss of $22,486 on revenues of $34,816 during the three months ended March 31, 2012.

To date, we have relied upon issuances of unsecured notes to finance our operations and help us meet our short-term obligations.  There is no assurance that we will be able to continue to issue notes to finance our short-term obligations.  Our present capital resources are insufficient to implement our business plan, which includes meeting our contractual obligations described below.  Over the next twelve months we anticipate incurring expenditures of approximately $600,000 to implement our business plan, exclusive of approximately $150,000 in ongoing operating expenses per month for the next twelve months, for total anticipated expenditures of approximately $2,400,000 over the coming twelve months.  The operating expenses for the year will consist primarily of compensation for senior management, professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, travel and general office expenses.  Our current cash on hand is insufficient to make our planned expenditures and to pay for our general operating expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue to implement our business plan during and beyond the next twelve months.

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

Demand Notes.  As of December 31, 2011, we had liabilities of $50,240, which amount is evidenced by a single promissory note, dated September 15, 2011, payable on demand. On March 13, 2012 the lender and borrower agreed to convert this note into Twenty-Eight Thousand Three Hundred Thirty-Five (28,335) shares of the Company’s common stock. During February 2012 we borrowed $75,000 from an unrelated third party in the form of an unsecured demand note bearing interest at 14 per cent. In addition, during February, we also borrowed $100,000 from unrelated third party in the form of a promissory note. The funds are to support the working capital requirements of the business and specifically, the procurement of electronic waste for refurbishment or recycling. As of March 31, 2012, approximately $17,000 of the funds lent had been applied to purchase feed stocks for the Company’s operations, based in Columbus, Ohio. The promissory note accrues interest at 14 per cent and is due twelve months from the date of its issue.

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

Consolidated Cash Used in Operating Activities

Operating activities in the three months ended March 31, 2012 and 2011 used cash of $102,841 and $13,755, respectively, which reflect our recurring operating losses.  Our consolidated net loss reported for three months ended March 31, 2012 of $345,424 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss on our consolidated operating cash flow for the three months ended March 31, 2012 was substantially offset by increases in accrued compensation for directors and officers of $189,214, offset in part by a reduction in accounts payable and accrued expenses of $86,040, together with expenses paid by shareholders on the Company’s behalf of $40,000 and professional services received by the Company amounting to $39,929, which were paid for with shares of common stock.

Consolidated Cash Used in Investing Activities

We did not use any cash in investing for the three months ended March 31, 2012 or 2011.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the company.  Consolidated net cash flow provided by financing activities for the three months ended March 31, 2012 was $177,000, which consisted of $175,000 in proceeds received from notes payable and a $2,000 capital contribution.  Net cash flow provided by financing activities for the three months ended March 31, 2011 was $16,140, which consisted of $21,000 in proceeds received from a note payable to a related party, offset by $4,860 in payments made against notes payable to a related party.

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

(Not Applicable)

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Martin Nielson and Chief Financial Officer, Mr.  Steven Hollinshead.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on our failure to timely disclose in our reports filed or submitted under the Exchange Act certain material direct financial obligations resulting from the issuance of demand promissory notes and unregistered convertible notes which were disclosed in our report on Form 8-K filed on November 18, 2011. We are in the process of considering changes in our disclosure controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited staff to carry out administrative duties: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

As discussed in Part I, Item 4, “Controls and Procedures”, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. At March 31, 2012, because of our failure to timely disclose in our reports filed or submitted under the Exchange Act certain material direct financial obligations resulting from the issuance of demand promissory notes and unregistered convertible notes which were disclosed in our  report on Form 8-K filed on November 18, 2011, concluded that our disclosure controls and procedures were not effective. Ineffective disclosure controls and procedures may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, we cannot assure you that we will not discover additional weaknesses in our disclosure controls and procedures. Any such additional weakness or failure to remediate the existing weakness could adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the reporting period, we issued 25,433 shares of our common stock to an adviser in exchange for services rendered.  These shares were offered and sold in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act.  We did not engage in any general solicitation or advertising in relation to the issuance of these shares.  These shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

E-Waste Systems, Inc.

Date:	May 18, 2012

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer and Director

Date:	May 18, 2012

By:	/s/ Steven Hollinshead
Steven Hollinshead
Title:	Chief Financial Officer and Director

E-Waste Systems, Inc.
(the “Registrant”)
(Commission File No. 333-165863)
Exhibit Index
To Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2012

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS *	XBRL Instance Document		X
101.SCH *	XBRL Taxonomy Extension Schema Document		X
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X
101.LAB *	XBRL Extension Labels Linkbase Document		X
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

*
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.