Form 10-Q
period 2012-06-30
EWaste Systems, Inc.
filed 2012-08-20
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-165863

E-Waste Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-4018362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 First Street #493, Los Altos, CA	94022
(Address of principal executive offices	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 20, 2012, there were 103,404,926 shares of our common stock issued and outstanding..

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are comprised of the following:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited);

F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011;

F-3	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012, and 2011 (unaudited); and

F-4	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash	$2,628	$6,493
Inventory	34,057	17,000

Total Current Assets	36,685	23,493

PROPERTY & EQUIPMENT, Net	8,577	9,865

OTHER ASSETS
Deposits	4,405	4,405

Total Other Assets	4,405	4,405

TOTAL ASSETS	$49,667	$37,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$112,621	$204,092
Accrued expenses-related parties	889,200	530,308
Contigent consideration	-	291,999
Convertible notes payable, related parties	12,000	12,000
Convertible notes payable	-	73,500
Notes payable, related parties	-	50,240
Notes payable	175,000	-
Derivative liability	-	7,371

Total Current Liabilities	1,188,821	1,169,510

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized
at par value of $0.001, -0- and 400 shares issued
and outstanding, respectively	-	1
Common stock, 190,000,000 shares authorized
at par value of $0.001, 101,154,926 and 100,764,624
shares issued and outstanding, respectively	101,155	100,765
Additional paid-in capital	814,319	213,706
Accumulated deficit	(2,054,628)	(1,446,219)

Total Stockholders' Deficit	(1,139,154)	(1,131,747)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$49,667	$37,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES	$46,988	$-	$81,804	$-
COST OF SALES	45,871	-	74,840	-
GROSS MARGIN	1,117	-	6,964	-

OPERATING EXPENSES

Officer and director compensation	179,367	-	367,567	-
Professional fees	28,257	81,693	78,966	88,741
General and administrative	50,020	3,158	96,576	3,413

Total Operating Expenses	257,644	84,851	543,109	92,154

LOSS FROM OPERATIONS	(256,527)	(84,851)	(536,145)	(92,154)

OTHER EXPENSES
Interest expense	(6,458)	(25,776)	(12,963)	(26,516)
Loss on settlement of contingent consideration	-	-	(66,672)	-
Gain on derivative liability	-	(79,434)	7,371	(79,434)

Total Other Expenses	(6,458)	(105,210)	(72,264)	(105,950)

LOSS BEFORE INCOME TAXES	(262,985)	(190,061)	(608,409)	(198,104)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(262,985)	$(190,061)	$(608,409)	$(198,104)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	101,154,926	100,000,000	100,994,057	100,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES

Net loss	$(608,409)	$(198,104)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,288	-
Expenses paid by shareholders on behalf of the Company	40,000	70,500
Loss on settlement of contingent consideration	66,671	-
Common stock issued for services	39,930	-
(Gain)/Loss on derivative liability	(7,371)	79,434
Amortization of derivative liability	-	23,624
Changes to operating assets and liabilities:
Inventory	(17,057)	-
Accounts payable and accrued expenses	(74,547)	10,665
Accrued expenses, related parties	378,630	-

Net Cash Used in Operating Activities	(180,865)	(13,881)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from note payable, related parties	-	34,000
Cash payments on note payable, related parties	-	(17,237)
Proceeds from notes payable	175,000	-
Proceeds from contributed capital	2,000	-

Net Cash Provided by Financing Activities	177,000	16,763

NET INCREASE IN CASH	(3,865)	2,882
CASH AT BEGINNING OF PERIOD	6,493	565

CASH AT END OF PERIOD	$2,628	$3,447

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$3,711	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	$140,664	$-
Common stock issued for conversion of preferred stock
and settlement of deferred consideration	$378,409	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and December 31, 2011

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed financial statements and notes thereto included in the Company's December 31, 2011 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with current period presentation.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and December 31, 2011

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4 - RELATED PARTY NOTE PAYABLE

From time to time the Company has received funds from related parties to fund operations.  The notes bear interest at 12 percent, are unsecured and are due on demand.  As of December 31, 2011, the Company had a principal balance outstanding on its single related party note payable of $50,240.  During the six months ended June 30, 2012, the Company recognized $2,540 of interest expense on this related party note payable.

On March 7, 2012, the Company satisfied its obligations with respect to the related party note payable through the issuance of 28,335 shares of common stock.  The number of shares issued and the resultant gain on conversion has been recognized in the consolidated statement of operations for the six months ended June 30, 2012 and is based on the trading price of the Company’s common stock, which was $1.50, on the date of conversion.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

Non-related Parties

On May 2, 2011 the Company borrowed $73,500 from an unrelated third party entity in the form of a convertible note, $13,000 of which was received in cash and $60,500 of which was received in the form of operating expenses paid on behalf of the Company by the creditor.  The note bore interest at a rate of 12 per cent per annum, with principal and interest due in full on January 2, 2012.

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

On March 7, 2012, the Company satisfied its obligations with respect to this related party note payable through the issuance of 43,193 shares of common stock.  The number of shares issued and the resultant gain on conversion has been recognized in the consolidated statement of operations for the six months ended June 30, 2012 and is based on the trading price of the Company’s common stock, which was $1.50, on the date of conversion. Prior to conversion the Company recognized $3,717 of interest expense on this convertible note payable.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and December 31, 2011

NOTE 5 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

Related Parties

On October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable.  The note accrues interest at 12 percent and is due twelve months from the date of origination or December 28, 2012.  The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. During the six months ended June 30, 2012, the Company recognized $718 of interest expense on this related party convertible note payable leaving a balance in accrued interest of $971 as of June 30, 2012.

NOTE 6 – NOTES PAYABLE

During February 2012 the Company borrowed $75,000 from an unrelated third party entity in the form of a note. The note bears interest at 14 per cent, is unsecured and due on demand. During the six months ended June 30, 2012, the Company recognized $4,016 of interest expense on this note payable leaving a balance in accrued interest of $4,016 as of June 30, 2012.

In addition, also during February, the Company’s 100 per cent subsidiary, E-Waste Systems (Ohio), Inc. borrowed $100,000 from an unrelated third party in the form of a promissory note. The funds are to support the working capital requirements of the business and specifically, the procurement of electronic waste for refurbishment or recycling. As of June 30, 2012, the full $100,000 of the funds lent had been applied to purchase feed stocks for the Company’s operations, based in Columbus, Ohio. The promissory note accrues interest at 14 per cent and is due twelve months from the date of origination.  During the six months ended June 30, 2012, the Company recognized $4,896 of interest expense on this promissory note leaving a balance in accrued interest of $1,186 as of June 30, 2012.

NOTE 7 – COMMON STOCK

On March 22, 2012, the Company reached a settlement agreement with the selling shareholder of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.) wherein the Company agreed that the liability for the contingent consideration estimated at the time of acquisition would be settled at a value of $388,000.  The Company and shareholder agreed to fully satisfy the entire amount of the liability through the issuance of common stock.  The number of shares issued was 232,089, based on the trading price of the Company’s common stock on the date the agreement was executed.

As part of the same settlement agreement, the parties also agreed to the conversion and early redemption of 400 shares of series A preferred stock, each with a face value of $100 and the termination a consulting agreement between the Company and the shareholder through the issuance of common stock in the amount of $54,000 of outstanding accrued liabilities.  Taking into account both their conversion and early redemption features, the value to be converted into shares of common stock, in respect of the 400 shares of series A preferred stock, was $48,400. The numbers of shares of common stock, therefore, issued in respect of the conversion and early redemption of the series A preferred stock and the termination of the consulting agreement were 28,951 and 32,301, respectively, based on the trading price of the Company’s common stock on the date the agreement was executed.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and December 31, 2011

NOTE 7 – COMMON STOCK (CONTINUED)

During the six months ended June 30, 2012, the Company issued 25,433 shares of common stock at $1.57 per share for services valued at $39,929.  The value of shares issued for services was based on the trading price of Company’s common stock on the date of issuance.

NOTE 8 – SUBSEQUENT EVENTS

On June 22, 2012, the Company filed a registration statement on Form S-8 in connection with its 2012 Amended and Restated Equity Compensation Plan. The afore-mentioned plan provides for the issuance of up to five million shares of the Company’s common stock, with a par value of $0.001 each. Between July 10 and July 18, 2012 a total of 2.25 million shares were issued to certain officers of the Company as well as to a number of consultants in respect of services previously provided to the Company. The value of shares issued as compensation and for consulting services was based on the trading price of Company’s common stock on the date of issuance.

On July 27, 2012 the Company entered into a contract with Oracle Capital, LLC whereby the latter is to provide certain advisory services to the Company in connection with the implementation of the next phase of its development. Under the terms of the contract, the Company has an obligation to issue approximately 17 million shares of S-8 registered common stock to three nominated employees of Oracle Capital, LLC as soon as the necessary mechanisms are in place to do so.

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

The forgoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors, such as those discussed in our Current Report on Form 10-K/A filed on April 17, 2012, which are incorporated herein by reference, could affect the our actual results and should be considered carefully.

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

In February 2012, management secured a financing facility in the form of a 12 month promissory note for $100,000, to which an annual interest cost of 14% applies, which facility provides working capital to be used exclusively for the purchase of electrical and electronic waste for feedstock to our Columbus based operation. At June 30, 2012 this facility has been fully utilized.

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

Consolidated Results of Operations for E-Waste Systems, Inc.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

We generated revenue of $46,988 during the three months ended June 30, 2012, compared with $0 during the three months ended June 30, 2011.  Sales realized during the three months ended June 30, 2012 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.  The increased revenue for the three months ended June 30, 2012 compared with the corresponding period of 2011 is due to the fact that we acquired our operating subsidiary, EWSO, on October 14, 2011.

Cost of Sales

Cost of sales for the three months ended June 30, 2012 amounted to $45,871, compared with $0 for the three months ended June 30, 2011.  Costs of sales were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.  The increased cost of sales during the three months ended June 30, 2012 compared with the same period of 2011 is because we acquired our operating subsidiary, EWSO, on October 14, 2011.

Gross Profit

Gross profit for the three months ended June 30, 2012 was $1,117, or approximately 2% of revenues, compared to gross profit of $0 for the three months ended June 30, 2011.

Operating Expenses

We incurred operating expenses of $257,644 for the three months ended June 30, 2012, as compared to operating expenses of $84,851 for the three months ended June 30, 2011.  Our operating expenses for the three months ended June 30, 2012 and 2011 consisted of directors’ and officers’ accrued compensation, professional fees, depreciation and general and administrative expenses, including rent for our Columbus, Ohio facility.  The increase in our operating expenses is primarily attributable to directors’ and officers’ compensation and our operating activities in Columbus, Ohio, following our acquisition of EWSO on October 14, 2011, offset in part by a reduction in legal and accounting fees incurred with the negotiations and due diligence on various acquisition candidates.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Other Items

We incurred other expenses of $6,458 for the three months ended June 30, 2012, as compared with other expenses of $105,210 for the same period ended June 30, 2011.  Other income and expenses are comprised of interest expense on demand notes payable and both the interest on, as well as the gains and losses associated with a derivative liability attaching to, our convertible debt.

Net Income (Loss)

As a result of the above, for the three months ended June 30, 2012 and 2011, we reported net losses of $262,985 and $190,061, respectively.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

We generated revenue of $81,804 during the six months ended June 30, 2012, compared with $0 during the six months ended June 30, 2011.  Sales realized during the six months ended June 30, 2012 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.  The increased revenue for the six months ended June 30, 2012 compared with the corresponding period of 2011 is due to the fact that we acquired our operating subsidiary, EWSO, on October 14, 2011.

Cost of Sales

Cost of sales for the six months ended June 30, 2012 amounted to $74,840, compared with $0 for the six months ended June 30, 2011.  Costs of sales were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.  The increased cost of sales during the six months ended June 30, 2012 compared with the same period of 2011 is because we acquired our operating subsidiary, EWSO, on October 14, 2011.

Gross Profit

Gross profit for the three months ended March 31, 2012 was $6,964, or approximately 9% of revenues, compared to gross profit of $0 for the six months ended June 30, 2011.

Operating Expenses

We incurred operating expenses of $543,109 for the six months ended June 30, 2012, as compared to operating expenses of $92,154 for the six months ended June 30, 2011.  Our operating expenses for the six months ended June 30, 2012 and 2011 consisted of directors’ and officers’ accrued compensation, professional fees, depreciation and general and administrative expenses, including rent for our Columbus, Ohio facility.  Following EWSI’s acquisition of EWSO on October 14, 2011, its former owner, Mr. Pardos, became a consultant to EWSO, contributing to consulting fees incurred in respect of the six months ended June 30, 2012. The increase in our operating expenses is primarily attributable to directors’ and officers’ compensation combined with the introduction of our operating activities in Columbus, Ohio following our acquisition of EWSO on October 14, 2011.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Other Items

We incurred other expenses of $72,264 for the six months ended June 30, 2012, as compared with other expenses of $105,950 for the same period ended June 30, 2011.  Other income and expenses are comprised of a loss on settlement of contingent consideration related to our acquisition of EWSO on October 14, 2011, interest expense on demand notes payable and both the interest on, as well as the gains and losses associated with a derivative liability attaching to, our convertible debt.

Net Income (Loss)

As a result of the above, for the six months ended June 30, 2012 and 2011, we reported net losses of $608,409 and $198,104, respectively.

Liquidity and Capital Resources

As of June 30, 2012, our consolidated balance sheet presented total current assets of $36,685 and total current liabilities of $1,188,821, which resulted in a working capital deficit of $1,152,136.  EWSI generated consolidated revenue during the six months ended June 30, 2012 that fell short of its consolidated operating expenses over the same period by $536,145.  Furthermore, we do not anticipate any material improvement in our liquidity or capital resources in subsequent reporting periods resulting from our acquisition of EWSO, which contributed an operating loss of $53,513 on revenues of $81,804 during the six months ended June 30, 2012.

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

Demand Notes.  As of December 31, 2011, we had liabilities of $50,240, which amount is evidenced by a single promissory note, dated September 15, 2011, payable on demand. On March 13, 2012 the lender and borrower agreed to convert this note into Twenty-Eight Thousand Three Hundred Thirty-Five (28,335) shares of the Company’s common stock. During February 2012 we borrowed $75,000 from an unrelated third party in the form of an unsecured demand note bearing interest at 14 per cent. In addition, during February, we also borrowed $100,000 from another unrelated third party in the form of a promissory note. The funds are to support the working capital requirements of the business and specifically, the procurement of electronic waste for refurbishment or recycling. As of June 30, 2012, the full $100,000 lent had been applied to purchase feed stocks for the Company’s operations, based in Columbus, Ohio. The promissory note accrues interest at 14 per cent and is due twelve months from the date of its issue.

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

Consolidated Cash Used in Operating Activities

Operating activities in the six months ended June 30, 2012 and 2011 used cash of $180,865 and $13,881, respectively, which reflect our recurring operating losses.  Our consolidated net loss reported for six months ended June 30, 2012 of $608,409 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss on our consolidated operating cash flow for the six months ended June 30, 2012 was substantially offset by increases in accrued compensation for directors and officers of $378,630, offset in part by a reduction in accounts payable and accrued expenses of $74,547, together with expenses paid by shareholders on the Company’s behalf of $40,000 and professional services received by the Company amounting to $39,929, which were paid for with shares of common stock.

Consolidated Cash Used in Investing Activities

We did not use any cash in investing for the six months ended June 30, 2012 or 2011.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the company.  Consolidated net cash flow provided by financing activities for the six months ended June 30, 2012 was $177,000, which consisted of $175,000 in proceeds received from notes payable and a $2,000 capital contribution.  Net cash flow provided by financing activities for the six months ended June 30, 2011 was $16,763, which consisted of $34,000 in proceeds received from a note payable to a related party, offset by $17,237 in payments made against notes payable to a related party.

Off Balance Sheet Arrangements

As of June 30, 2012, we had no off balance sheet arrangements.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full description of our accounting policies as required by GAAP, refer to our consolidated financial statements for the year ended December 31, 2011, that are included in our Annual Report on Form 10-K. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are described in our consolidated financial statements for the year ended December 31, 2011.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

(Not Applicable)

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Martin Nielson and Chief Financial Officer, Mr. Steven Hollinshead.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on our failure to timely disclose in our reports filed or submitted under the Exchange Act certain material direct financial obligations resulting from the issuance of demand promissory notes and unregistered convertible notes which were disclosed in our report on Form 8-K filed on November 18, 2011. We are in the process of considering changes in our disclosure controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited staff to carry out administrative duties: (i) inadequate segregation of duties and effective risk assessment; (ii) inadequate controls to safeguard our inventory and other tangible assets; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) improve the physical security surrounding our inventory and other tangible assets; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i). (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

As discussed in Part I, Item 4, “Controls and Procedures”, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. At June 30, 2012, because of our failure to timely disclose in our reports filed or submitted under the Exchange Act certain material direct financial obligations resulting from the issuance of demand promissory notes and unregistered convertible notes which were disclosed in our  report on Form 8-K filed on November 18, 2011, concluded that our disclosure controls and procedures were not effective. Ineffective disclosure controls and procedures may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, we cannot assure you that we will not discover additional weaknesses in our disclosure controls and procedures. Any such additional weakness or failure to remediate the existing weakness could adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

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

E-Waste Systems, Inc.

Date:	August 20, 2012

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer and Director

Date:	August 20, 2012

By:	/s/ Steven Hollinshead
Steven Hollinshead
Title:	Chief Financial Officer and Director

E-Waste Systems, Inc.
(the “Registrant”)
(Commission File No. 333-165863)
Exhibit Index
To Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2012

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