Form 10-Q
period 2012-09-30
EWaste Systems, Inc.
filed 2012-11-19
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒    Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes ☒   No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 19, 2012, there were 103,154,926 shares of our common stock issued and outstanding..

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are comprised of the following:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011;

F-2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011(unaudited);

F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012, and 2011 (unaudited);

F-4	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Balance Sheets

	SUCCESSOR
	COMPANY

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$-	$6,493
Inventory	-	17,000

Total Current Assets	-	23,493

PROPERTY & EQUIPMENT, Net	-	9,865

OTHER ASSETS

Deposits	-	4,405

Total Other Assets	-	4,405

TOTAL ASSETS	$-	$37,763

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Bank overdrafts	$507	$-
Accounts payable and accrued expenses	133,100	204,092
Accrued expenses-related parties	1,072,307	530,308
Contingent consideration	-	291,999
Notes payable, related parties	-	50,240
Notes payable	175,000	-
Convertible notes payable, related parties	12,000	12,000
Convertible notes payable, net of discount	2,588	73,500
Derivative liability	36,042	7,371

Total Current Liabilities	1,431,544	1,169,510

STOCKHOLDERS' DEFICIT (SUCCESSOR COMPANY)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, -0- shares issued
and outstanding, respectively	-	1
Common stock, 190,000,000 shares authorized
at par value of $0.001, 103,154,926
shares issued and outstanding, respectively	103,155	100,765
Additional paid-in capital	869,818	213,706
Accumulated deficit	(2,404,517)	(1,446,219)

Total Stockholders' Equity (Deficit)	(1,431,544)	(1,131,747)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$37,763

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Statements of Operations (Unaudited)

	SUCCESSOR COMPANY		PREDECESSOR COMPANY

	For the Three	For the Nine	For the Three	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2012	2011	2011

REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES
Officer and director compensation	241,582	608,024	-	-
Professional fees	12,436	91,402	-	-
General and administrative	1,965	39,190	-	-

Total Operating Expenses	255,983	738,616	-	-

(LOSS)/INCOME FROM OPERATIONS	(255,983)	(738,616)	-	-

OTHER INCOME (EXPENSE)
Interest expense	(19,231)	(27,298)	-	-
Loss on settlement of contingent consideration	-	(66,671)	-
Gain on derivative liability	2,593	9,964	-	-

Total Other Income (Expense)	(16,638)	(84,005)	-	-

LOSS BEFORE INCOME TAXES	(272,621)	(822,621)	-	-
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(272,621)	(822,621)	-	-
Net (loss)/income from discontinued operations	(30,659)	(89,068)	(7,751)	4,421
Loss on disposal of discontinued operations	(46,609)	(46,609)	-	-

(Loss)/income from discontinued
operations, net of taxes	(77,268)	(135,677)	(7,751)	4,421

NET (LOSS)/INCOME	$(349,889)	$(958,298)	$(7,751)	$4,421

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$(0.01)	$-	$-

BASIC AND DILUTED (LOSS) INCOME PER
SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.00)	$(77.51)	$44.21

TOTAL BASIC AND DILUTED (LOSS)
INCOME PER SHARE	$(0.00)	$(0.01)	$(77.51)	$44.21

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	102,872,317	101,632,600	100	100

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	SUCCESSOR	PREDECESSOR
	COMPANY	COMPANY

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2012	2011

OPERATING ACTIVITIES
Net (loss)/income	$(822,621)	$-
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-
Amortization of debt discounts	16,223	-
Expenses paid by shareholders on behalf of the Company	43,500	-
Loss on settlement of contingent consideration	66,671	-
Change in derivative liability	(9,964)	-
Common stock issued for services	93,930	-
Changes to operating assets and liabilities:
Accounts payable and accrued expenses	(55,579)	-
Accrued expenses, related parties	561,737	-

Net Cash Used in Continuing Operating Activities	(106,103)	-
Net Cash Used in Discontinued Operating Activities	(102,390)	4,874
Net Cash Used in Operating Activities	(208,493)	4,874

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from notes issued	200,000	-
Proceeds from contributed capital	2,000	-

Net Cash Provided by Continuing Financing Activities	202,000	-
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	202,000	-

NET INCREASE (DECREASE) IN CASH	(6,493)	4,874
CASH AT BEGINNING OF PERIOD	6,493	56

CASH AT END OF PERIOD	$-	$4,930

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$3,710	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	$140,664	$-
Common stock issued for conversion of preferred stock
and settlement of deferred consideration	$378,409	$-

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

The condensed consolidated financial statements have been presented for the three and nine months ended September 30, 2011 in response to comments received from Securities and Exchange Commission to furnish predecessor financial statements of E-Waste Systems (Ohio), Inc. (the ”Predecessor”), in accordance with Regulation S-X 8-02 by including (i) unaudited financial statements of the Predecessor for the three and nine months ended September 30, 2011 and (ii) a discussion of the Predecessor’s financial condition and results of operations for the three and nine months ended September 30, 2011. The business and assets of E-Waste Systems (Ohio), Inc. were disposed of on September 20, 2012 and consequently the predecessor’s results of operations and cash flows have been categorized as discontinued operations for all periods presented in these condensed consolidated financial statements.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed financial statements and notes thereto included in the Company's December 31, 2011 audited consolidated financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011

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

NOTE 4 - DISPOSAL OF BUSINESS AND ASSETS

On September 20, 2012 the Company’s wholly owned subsidiary, E-Waste Systems (Ohio), Inc. completed the physical transfer of its business and assets to Two Fat Greeks, LLC, a company controlled by George Pardos, who is also a shareholder in E-Waste Systems, Inc. In connection with this transfer, E-Waste Systems (Ohio), Inc. has agreed to assign its lease on the premises at 1033 Brentnell Avenue, Columbus, Ohio to Two Fat Greeks, Inc. As consideration for this transfer of business and assets, Two Fat Greeks LLC has agreed to pay $65,000 to E-Waste Systems (Ohio), Inc. in due course. The value of this consideration receivable, including any gain on disposal associated therewith, has been fully impaired in these financial statements because its collection is uncertain.

Inventory	$34,057
Property & equipment, net	8,147
Deposits	4,405
Total book value	46,609
Unrealized gain on disposal	18,391
Consideration receivable	$65,000

The transferred business and assets of E-Waste Systems (Ohio), Inc. have been presented a discontinued operations in these financial statements, with the total book value disposed of $46,609 shown as a loss on disposal of discontinued operations.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011

NOTE 5 – RELATED PARTY NOTE PAYABLE

From time to time the Company has received funds from related parties to fund operations.  The note bears interest at 12 percent, is unsecured and due on demand.  As of December 31, 2011, the Company had a principal balance outstanding on its single related party note payable of $50,240.  During the nine months ended September 30, 2012, the Company recognized $2,540 of interest expense on this related party note payable.

On March 7, 2012, the Company satisfied its obligations with respect to the related party note payable through the issuance of 28,335 shares of common stock.  The number of shares issued and the resultant gain on conversion has been recognized in the consolidated statement of operations for the nine months ended September 30, 2012 and is based on the trading price of the Company’s common stock, which was $1.50, on the date of conversion.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

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

On March 7, 2012, the Company satisfied its obligations with respect to this related party note payable through the issuance of 43,193 shares of common stock.  The number of shares issued and the resultant gain on conversion has been recognized in the consolidated statement of operations for the nine months ended September 30, 2012 and is based on the trading price of the Company’s common stock, which was $1.50, on the date of conversion. Prior to conversion the Company recognized $3,717 of interest expense on this convertible note payable.

On August 27, 2012 the Company executed a promissory note in the principal sum is $150,000. The consideration to be provided by the note holder is $135,000. A $15,000 (10%) original issue discount (“OID”) applies to the principal sum. The note holder paid $25,000 of the total consideration on the date of issuance of the note and may pay additional cconsideration to the Company in such amounts and at such dates as it may choose in its sole discretion. The principal sum due to note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees. The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The OID in respect of the consideration received on the date of execution equated $2,778, which amount is included in interest expense for the period.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011

NOTE 6 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

Non-related Parties (Continued)

The Company may repay this note at any time on or before 90 days from the date on which the consideration was received, after which date it may not make further payments prior to the maturity date without written approval from holder of the note. If the Company repays the amount outstanding on or before 90 days from the date on which the consideration was received, the interest rate shall be 0%. If the Company does not repay the relevant amount on or before 90 days from the date on which the consideration was received, a one-time interest charge of 10% shall be applied to the principal sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company.

The Conversion Price is the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in the its owning more than 4.99% of the total common stock outstanding. Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $27,778 on the promissory note’s issuance date.  The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense.

During October 2012, the Company received a further $15,000 consideration from the holder of the note, to which an OID of $1,667 is attached.

Related Parties

On October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable.  The note accrues interest at 12 percent and is due twelve months from the date of origination.  The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. During the nine months ended September 30, 2012, the Company recognized $1,081 of interest expense on this related party convertible note payable leaving a balance in accrued interest of $1,333 as of September 30, 2012. The Company was unable to repay the principal balance and accrued interest at the date of maturity and as a consequence this note is currently in default. Management has commenced discussions with the note holder aimed at agreeing a six month extension to the original maturity date.

NOTE 7 – NOTES PAYABLE

During February 2012 the Company borrowed $75,000 from an unrelated third party entity in the form of a note. The note bears interest at 14 per cent, is unsecured and due on demand. During the nine months ended September 30, 2012, the Company recognized $6,663 of interest expense on this note payable leaving a balance in accrued interest of $6,663 as of September 30, 2012. The holder of these notes has delivered a demand for their repayment together with accrued interest. The Company does not have the funds available to meet this demand and has asked its advisers, Oracle Capital LLC, to approach the note holder with a view to negotiating an alternative solution to an immediate and full repayment of principal and accrued interest.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011

NOTE 7 – NOTES PAYABLE (CONTINUED)

In addition, February 2012, the Company’s 100 per cent subsidiary, E-Waste Systems (Ohio), Inc. borrowed $100,000 from an unrelated third party in the form of a promissory note. The funds are to support the working capital requirements of the business and specifically, the procurement of electronic waste for refurbishment or recycling. As of September 30, 2012, the full $100,000 of the funds lent had been applied to purchase feed stocks for the Company’s operations, based in Columbus, Ohio. The promissory note accrues interest at 14 percent and is due twelve months from the date of origination.  During the nine months ended September 30, 2012, the Company recognized $8,415 of interest expense and made $6,082 of cash payments towards accrued interest on this promissory note leaving a balance in accrued interest of $2,333 as of September 30, 2012. The Company is presently in default of the terms of this promissory note because of non-payment of interest due.

NOTE 8 – DERIVATIVE LIABILITY

On August 27, 2012 the Company executed a promissory note in the amount of $150,000 and immediate drew down an amount of $27,778. The note which is convertible at the holder’s option at the lower of $0.01 and 70 percent of the lowest traded price per share during the 25 trading days prior to the date of conversion.

On the date of issuance, a derivative liability of $38,635 was recognized on the balance sheet. Subsequent changes in the fair value of the derivative liability have been recognized in the statement of operations under the caption “Other income (expense) – gain on derivative liability.”

The Company used the Black-Scholes option pricing model to value the derivative liability at the issuance date. Included in the model were the following assumptions: stock price at issuance date of $0.0139, exercise price of $0.0088, dividend yield of zero, years to maturity of 1.00, risk free rate of 0.18 percent, and annualized volatility of 282 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statement.  At September 30, 2012 the derivative liability was re-valued at $36,042, which led to the Company recording a gain on derivative liability in the amount of $2,593.

NOTE 9 – STOCKHOLDERS’ EQUITY

On March 22, 2012, the Company reached a settlement agreement with the selling shareholder of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.) wherein the Company agreed that the liability for the contingent consideration estimated at the time of acquisition would be settled at a value of $388,000.  The Company and shareholder agreed to fully satisfy the entire amount of the liability through the issuance of common stock.  The number of shares issued was 293,341, based on the trading price of the Company’s common stock on the date the agreement was executed.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

During the nine months ended September 30, 2012, the Company issued 25,433 shares of common stock at $1.57 per share and 2,000,000 shares of S-8 registered common stock at $0.027 per share for services valued at $54,000.  The value of shares issued for services was based on the trading price of Company’s common stock on the date of issuance.

On June 22, 2012, the Company filed a registration statement on Form S-8 in connection with its 2012 Amended and Restated Equity Compensation Plan. The afore-mentioned plan provides for the issuance of up to five million shares of the Company’s common stock, with a par value of $0.001 each. Between July 10 and July 18, 2012 a total of 2 million shares were issued to certain officers of the Company as well as to a number of consultants in respect of services previously provided to the Company. The value of shares issued as compensation and for consulting services was based on the trading price of Company’s common stock on the date of issuance.

On August 10, 2012 the Company entered into a contract with Oracle Capital, LLC whereby the latter is to provide certain advisory services to the Company in connection with the implementation of the next phase of its development. Under the terms of the contract, the Company has an obligation to issue approximately 24 million shares of S-8 registered common stock to two nominated employees of Oracle Capital, LLC as soon as the necessary mechanisms are in place to do so.

NOTE 10 – SUBSEQUENT EVENTS

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

After almost 12 months of sustained losses from operations, management reached the conclusion it was unable to deliver on the objectives it had set for the business operations it acquired with its purchase of TDI on October 14, 2011. The principal barriers to success that management encountered derived from significant difficulties in directing day-to-day operations from its base in the United Kingdom together with an inability to understand fully, and therefore engage commercially with, the business channels through which EWSO’s primary activities, involving imaging equipment, were conducted. The most immediate impact of the adverse commercial and operational performance described above was cash generation in amounts that were consistently insufficient to cover the operational expenses of EWSO and the cost of servicing the promissory note it issued in February 2012. Accordingly, on September 20, 2012, EWSO completed the physical transfer of its business and assets to Two Fat Greeks, LLC, a company controlled by Mr. George Pardos, who founded TDI in March 2010 and is also a shareholder in E-Waste Systems, Inc. In connection with this transfer, EWSO expects to assign its lease on the premises at 1033 Brentnell Avenue, Columbus, Ohio to Two Fat Greeks, LLC. In consideration for the transfer of its business and assets, Two Fat Greeks LLC has agreed to pay EWSO the sum of $65,000 in due course. Due to the uncertainty of its collection, the consideration receivable has not been recognized in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2012. Consequently, the Company has recorded a loss on disposal of discontinued operations (EWSO’s business and assets), equal to the amount of the aggregate book values of the separate assets disposed of on September 20, 2012. In the meantime, EWSO has re-located to premises at Refugee Road, Columbus, Ohio from where it has plans to re-establish a base of operations offering recycling and end-of-life services to owners and operators of electronic equipment that no longer fulfills the purpose for which it was originally purchased. We cannot guarantee that we will be successful in re-establishing our operations

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements for the year ended December 31, 2011. If our business fails, the investors may face a complete loss of their investment.

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

Our Strategy in the Next 12 Months

Notwithstanding the decision to dispose of our operations in Ohio, our management continues to focus on the execution of the business strategy. That strategy is wholly dependent on identifying complimentary acquisition targets and matching them with one, or more, providers of capital.

In May 2012, we engaged Oracle Capital, LLC to advise management on the development of its plans as well as assisting with the capital raising initiatives that are fundamental to the strategy’s eventual execution. With Oracle’s help, management has kept the Company’s profile up in the electronic waste sector by way of press releases, website development and attendance at industry sector events.

Management intends to continue with these, and other, initiatives during the next 12 months while carefully managing our cash-based cost commitments until such time that additional sources of capital and revenue might become available.

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

Consolidated Results of Operations for E-Waste Systems, Inc.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues-Discontinued Operations

We generated revenue of $11,326 during the three months ended September 30, 2012, compared with $262,192 during the three months ended September 30, 2011.  Sales realized during the three months ended September 30, 2012 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.  Sales decreased during the three months ended September 30, 2012 compared with the same period last year because we were unable to gain access to the same volumes of end-of-life imaging equipment that management of our predecessor was able to secure during 2011. Certain key clients undertook large scale replacement projects for their imaging equipment during 2011, which provided quantities of attractive used equipment for our predecessor to process and sell as second-hand units.

Cost of Sales-Discontinued Operations

Cost of sales for the three months ended September 30, 2012 amounted to $0, compared with $221,462 for the three months ended September 30, 2011.  Costs of sales for the three months ended September 30, 2012 are reported as $0 because the used equipment and electronic scrap sold during the period were acquired for no cost and, in addition, did not need any labor to process them prior to their being sold. Costs of sales during the three months ended September 30, 2011 were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.  The increased cost of sales during the three months ended September 30, 2011 compared with the same period of 2012 is because our predecessor acquired and processed a significantly greater volume of end-of-life equipment than we have been able to during the current year.

Gross Profit-Discontinued Operations

Gross profit for the three months ended September 30, 2012 was $11,326, or 100% of revenues, compared to gross profit of $40,730, or approximately 15.5% of revenues, for the three months ended September 30, 2011.

Operating Expenses-Continuing Operations

We incurred operating expenses of $255,983 for the three months ended September 30, 2012.  Our operating expenses for the three months ended September 30, 2012 consisted of directors’ and officers’ accrued compensation, professional fees and general and administrative expenses.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Operating Expenses-Discontinued Operations

We incurred operating expenses of $38,467 for the three months ended September 30, 2012, as compared to operating expenses of $48,481 for the three months ended September 30, 2011.  Our operating expenses for the three months ended September 30, 2012 consisted of labor, depreciation and general and administrative expenses, including rent for our Columbus, Ohio facility.  The decrease in our operating expenses for the three months ended September 30, 2012 compared with the same period during 2011 is primarily attributable to our predecessor incurring certain one-time costs related to its preparations for being acquired by us on October 14, 2011.

Other Items-Continuing Operations

We incurred other expenses of $16,638for the three months ended September 30, 2012.  Other income and expenses are comprised of interest expense on demand notes payable and both the interest on, as well as the gains and losses associated with a derivative liability attaching to, our convertible debt.

Other Items-Discontinued Operations

We incurred interest expense of $3,519 for the three months ended September 30, 2012, as compared with other expenses of $0 for the same period ended September 30, 2011.  Our predecessor was debt free during the corresponding period of 2011.

Net Income (Loss)-Continuing Operations

As a result of the above, we reported a net loss of $272,621 for the three months ended September 30, 2012.

Net Income (Loss)-Discontinued Operations

As a result of the above, for the three months ended September 30, 2012 and 2011, we reported net losses of $30,659 and $7,751, respectively.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues-Discontinued Operations

We generated revenue of $93,130 during the nine months ended September 30, 2012, compared with $435,716 during the nine months ended September 30, 2011.  Sales realized during the nine months ended September 30, 2012 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.  Sales decreased during the nine months ended September 30, 2012 compared with the same period last year because we were unable to gain access to the same volumes of end-of-life imaging equipment that management of our predecessor was able to secure during 2011. Certain key clients undertook large scale replacement projects for their imaging equipment during 2011, which provided quantities of attractive used equipment for our predecessor to process and sell as second-hand units.

Cost of Sales-Discontinued Operations

Cost of sales for the nine months ended September 30, 2012 amounted to $74,840, compared with $332,949 for the nine months ended September 30, 2011.  Costs of sales were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.  The increased cost of sales during the three months ended September 30, 2011 compared with the same period of 2012 is because our predecessor acquired and processed a significantly greater volume of end-of-life equipment than we have been able to during the current year.

Gross Profit-Discontinued Operations

Gross profit for the nine months ended September 30, 2012 was $18,290, or approximately 20% of revenues, compared to gross profit of $102,767, or approximately 24% of revenues, for the nine months ended September 30, 2011, reflecting the greater attractiveness to second-hand buyers of the product acquired and processed during 2011 compared with the current year.

Operating Expenses-Continuing Operations

We incurred operating expenses of $738,616 for the nine months ended September 30, 2012.  Our operating expenses for the nine months ended September 30, 2012 consisted of directors’ and officers’ accrued compensation, professional fees and general and administrative expenses

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Operating Expenses-Discontinued Operations

We incurred operating expenses of $98,942 for the nine months ended September 30, 2012, as compared to operating expenses of $98,346 for the nine months ended September 30, 2011.  Our operating expenses for the nine months ended September 30, 2012 consisted of labor, depreciation and general and administrative expenses, including rent for our Columbus, Ohio facility.

Other Items-Continuing Operations

We incurred other expenses of $84,005 for the nine months ended September 30, 2012.  Other income and expenses are comprised of a loss on settlement of contingent consideration related to our acquisition of EWSO on October 14, 2011, interest expense on demand notes payable and both the interest on, as well as the gains and losses associated with a derivative liability attaching to, our convertible debt.

Other Items-Discontinued Operations

We incurred interest expenses of $8,415 for the nine months ended September 30, 2012, as compared with other expenses of $0 for the same period ended September 30, 2011.  Our predecessor was debt free during the corresponding period of 2011.

Net Income (Loss)-Continuing Operations

As a result of the above, we reported a net loss of $822,621 for the nine months ended September 30, 2012.

Net Income (Loss)-Discontinued Operations

As a result of the above, for the nine months ended September 30, 2012 and 2011, we reported a net loss of $89,068 and net income of $4,421, respectively.

Liquidity and Capital Resources

As of September 30, 2012, our consolidated balance sheet presented total current assets of $0 and total current liabilities of $1,431,544, which resulted in a working capital deficit of $1,431,544.  EWSI generated consolidated revenue from continuing operations during the nine months ended September 30, 2012 that fell short of its consolidated operating expenses from continuing operations over the same period by $738,616.

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

We believe that debt financing will not be an alternative for funding as we have no tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to implement our business plan. Additional equity financings could result in significant dilution to our stockholders.  In the absence of such financing, we will not be able to implement our business plan or pursue any acquisition.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

Contractual obligations

Convertible Notes.  On November 21, 2011, we issued an amended and restated convertible note, which we previously issued on May 2, 2011, in the principal amount of $73,500.  As initially executed on May 2, 2011, the principal amount of $73,500 evidenced by this convertible note together with interest accruing in the amount of 12% per annum was to be paid in full on November 2, 2011 (the “Maturity Date”).  The Maturity Date of this convertible note, as amended and restated, has been extended to January 2, 2012.  The principal amount together with interest on each of the foregoing notes may be converted into shares of common stock at the option of the investor at a conversion price equal to the volume weighted average price per common share during the 10 days prior to the conversion taking effect. On March 13, 2012 this note was converted into Forty-Five Thousand One Hundred Ninety-Three (45,193) shares of common stock. A second convertible note was issued to a related party on October 28, 2011, in the principal amount of $12,000. The holder of the note is entitled to receive interest on the principal amount at a rate of 12% per annum. This note becomes due for repayment on October 28, 2012 (the “Maturity Date”). On or before the Maturity Date, if not previously paid in full, this note is convertible into shares of common stock, at the option of the holder.  Unpaid principal and interest on this note is convertible into shares at a price of $0.25 per share. On August 27, 2012 we executed a promissory note in the principal sum is $150,000. The consideration to be provided by the note holder is $135,000. A $15,000 (10%) original issue discount (“OID”) applies to the principal sum. The note holder paid $25,000 of the total consideration on the date of issuance of the note and may pay additional cconsideration to us in such amounts and at such dates as it may choose in its sole discretion. The principal sum due to note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees. The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The OID in respect of the consideration received on the date of execution equated $2,778, which is included in the interest expense we have reported for the period. We have the option torepay this note at any time on or before 90 days from the date on which we received the consideration, after which date we may not make further payments prior to the maturity date without written approval from holder of the note. If we repay the amount outstanding on or before 90 days from the date on which the consideration was received, the interest rate shall be 0%. However, if we do not repay the relevant amount on or before 90 days from the date on which the consideration was received, a one-time Interest charge of 10% shall be applied to the principal sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Conversion Price is the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in the its owning more than 4.99% of the total common stock outstanding.

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

Lease Commitments. We have contractual obligations to make future payments under a lease agreement for the premises occupied by EWSO and from where we conduct our operations. The building in which the leased premises are located is known as 1033 Brentnell Avenue, Columbus, Ohio 43219. The minimum annual rentals payable under the terms of the lease contract amount to $50,400. The lease is for a term of 36 months ending November 30, 2014, and contains a break clause which may be exercised at the lessee’s option on or after November 30, 2013. We currently lease a Hyster forklift truck for which we are committed to make monthly payments of $507 over a lease term of 60 months duration.

Consolidated Cash Used in Operating Activities

Continuing operating activities in the nine months ended September 30, 2012 used cash of $106,103, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for nine months ended September 30, 2012 of $822,621 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss from continuing operations on our consolidated operating cash flow for the nine months ended September 30, 2012 was substantially offset by increases in accrued compensation for directors and officers of $561,737, expenses paid by shareholders on the Company’s behalf of $43,500 and professional services received by the Company amounting to $93,930, which were paid for with shares of common stock and compounded by a reduction in accounts payable and accrued expenses of $55,579.

Discontinued operations in the nine months ended September 30, 2012 and 2011 used and generated cash of $102,390 and $4,874, respectively.

Consolidated Cash Used in Investing Activities

We did not use any cash in investing for the nine months ended September 30, 2012 or 2011.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the company.  Consolidated net cash flow provided by continuing financing activities for the nine months ended September 30, 2012 was $102,000, which consisted of $100,000 in proceeds received from notes payable and a $2,000 capital contribution.

Net cash flow provided by discontinued financing activities for the nine months ended September 30, 2012 and 2011 was $100,000 and $0, respectively.

Off Balance Sheet Arrangements

As of September 30, 2012, we had no off balance sheet arrangements.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full description of our accounting policies as required by GAAP, refer to our consolidated financial statements for the year ended December 31, 2011, that are included in our Annual Report on Form 10-K/A. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are described in our consolidated financial statements for the year ended December 31, 2011.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

(Not Applicable)

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Martin Nielson and Chief Financial Officer, Mr. Steven Hollinshead.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on our failure to timely disclose in our reports filed or submitted under the Exchange Act certain material direct financial obligations resulting from the issuance of demand promissory notes and unregistered convertible notes which were disclosed in our report on Form 8-K filed on November 18, 2011. In addition, we were late in making the necessary disclosures on Form 8-K concerning: (i) a demand for repayment received from one of our third-party note holders; and (ii) the transfer of our business and assets to a related party. We are in the process of considering changes in our disclosure controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited staff to carry out administrative duties: (i) inadequate segregation of duties and effective risk assessment; (ii) inadequate controls to safeguard our inventory and other tangible assets; (iii) inadequate controls over the authorization of payments and transfers from our bank accounts and (iv) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) improve the physical security surrounding our inventory and other tangible assets; (iii) make all payments and transfers from our bank accounts subject to approval by both the Chief Executive Officer and the Chief Financial Officer and (iv) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i). (ii) (iii) and (iv) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2012 we executed a promissory note in the principal sum is $150,000. The note is convertible into the Company’s common stock based on a price which is the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in the its owning more than 4.99% of the total common stock outstanding. To date, we have drawn down $44,000 of the principal sum available and used the proceeds to meet certain general and administrative expenses that we have incurred.

Item 3.     Defaults upon Senior Securities

Notes 6 and 7 to our condensed consolidated financial statements record our current defaults on the terms of loan notes that we have issued since October 2011.

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

E-Waste Systems, Inc.

Date:	November 19, 2012

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer and Director

Date:	November 19, 2012

By:	/s/ Steven Hollinshead
Steven Hollinshead
Title:	Chief Financial Officer and Director

E-Waste Systems, Inc.
(the “Registrant”)
(Commission File No. 333-165863)
Exhibit Index
To Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2012

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

4.1	Promissory note issued to JMJ Financial, dated August 27,2012		X

10.1	Contract for the transfer of business and assets from E-Waste Systems (Ohio), Inc. to Two Fat Greeks, LLC, dated July 19, 2012		X

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS *	XBRL Instance Document		X
101.SCH *	XBRL Taxonomy Extension Schema Document		X
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X
1.01 LAB *	XBRL Extension Labels Linkbase Document		X
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

*
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.