Form 10-Q/A
period 2012-09-30
EWaste Systems, Inc.
filed 2012-11-30
CIK 1488309

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   As of November 19, 2012, there were 103,154,926 shares of our common stock issued and outstanding.

Explanatory Note

              The purpose of this Amendment No. 1 to E-Waste Systems, Inc. Quarterly Report on Form 10-Q/A for the  period ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulations S-T. Exhibit 101 to this Report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

                No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.  EXHIBITS

(a)   Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Waste Systems, Inc.

Date:	November 30, 2012

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer and Director

Date:	November 30, 2012

By:	/s/ Steven Hollinshead
Steven Hollinshead
Title:	Chief Financial Officer and Director