Form 10-K/A
period 2011-12-31
EWaste Systems, Inc.
filed 2013-02-28
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  132,254,577 as of February 15, 2013.

EXPLANATORY NOTE:  The 10-K for year ended December 31, 2011 has been restated in response to comments received from the Securities and Exchange Commission to furnish predecessor financial statements from Tech Disposal, Inc. (the “Predecessor”) in accordance with Regulation S-X 8-02 by including (i) audited financial statements of the Predecessor for the year ended December 31, 2010, and for the period from inception on March 26, 2010 through October 13, 2011, the date the Predecessor was acquired by E-Waste Systems, Inc., and (ii) a discussion of the Predecessor’s financial condition and results of operations for the year ended December 31, 2010, and for the period from inception on March 26, 2010 through October 13, 2011.

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

Holders of Our Common Stock

Currently, we have nineteen (19) holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There have not been any sales of unregistered securities for this period.

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

Revenues

Successor Company

We generated revenue of $124,255 during the period October 14, 2011 through December 31, 2011.  Sales realized during the period October 14, 2011 through December 31, 2011 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.

Predecessor Company

We generated revenue of $451,716 during the period January 1, 2011 through October 13, 2011 compared with $1,900 during the period March 26, 2010 (inception) through December 31, 2010.  During 2011, we were able to obtain supply lines of feedstock from the Columbus School Board, Toshiba, Solid Waste Authority of Central Ohio, among other sources, which enabled us to then sell refurbished items and scrap materials domestically and internationally.  Sales during the period January 1, 2011 through October 13, 2011 are primarily attributable to repaired and refurbished photocopiers and personal computers sold in the second hand market place along with earnings derived from sales of electronic scrap collected at the end of the recovery process.

Cost of Sales

Successor Company

Cost of sales for the period October 14, 2011 through December 31, 2011 amounted to $52,626..  Costs of sales were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.

Predecessor Company

Cost of sales for the period January 1, 2011 through October 13, 2011 totaled $243,958 and were comprised primarily of the cost of acquiring batches of used electronic equipment together with labor costs related to processing the used equipment.

Gross Profit

Successor Company

Gross profit for the period October 14 through December 31, 2011 was $71,629, or approximately 58% of revenues.

Predecessor Company

Gross profit for the period January 1, 2011 through October 13, 2011 was $207,758, or approximately 46% of revenue.  There was no gross profit for the period March 26, 2010 (inception) through December 31, 2010.

Operating Expenses

 Successor Company

We incurred operating expenses of $851,532 for the period from October 14, 2011 through December 31, 2011.  Our operating expenses for the period October 14, 2011 through December 31, 2011 consisted of directors’ and officers’ accrued compensation, asset impairment expense, professional fees, depreciation and general and administrative expenses, including rent for our Columbus, Ohio facility.  Following EWSI’s acquisition of EWSO on October 14, 2011, its former owner, Mr. Pardos, became a consultant to EWSO, contributing to consulting fees incurred in respect to the period October 14, 2011 through December 31, 2011.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Predecessor Company

We incurred operating expenses of  $204,385 for the period January 1, 2011 through October 13, 2011, an increase of $163,776 over operating expenses of $40,609 for the period March 26, 2010 (inception) through December 31, 2010  This increase in operating expenses was attributable to a decrease in officer compensation of $7,633, an increase in impairment expense of  $7,700, and an increase in general and administrative expenses, including depreciation, of $163,709.  The increase in general and administrative expenses was primarily attributable to the increase in sales activity.

Other Items

 Successor Company

We incurred other expenses of $33,257 for the period October 14, 2011 through December 31, 2011.  Other expenses are attributable to interest expense on an outstanding demand note to a related party and both the interest on, as well as the losses associated with a derivative liability attaching to our convertible debt.

Predecessor Company

There were no other income or expenses for the entire period March 26, 2010 (inception) through October 13, 2011.

Net Income (Loss)

Successor Company

As a result of the above, for the period October 14, 2011 through December 31, 2011 we reported a net loss of $813,160.

Predecessor Company

As a result of the above, we reported net income of $3,373 for the period January 1, 2011 through October 13, 2011, and a net loss of $41,228 for the period March 26, 2010 through December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, our consolidated balance sheet presented total current assets of $23,493 and total current liabilities of $1,169,510, which resulted in a working capital deficit of $1,146,017.  EWSI’s successor and predecessor companies  generated consolidated revenue during the 12 months ended December 31, 2011 that fell short of its consolidated operating expenses over the same period by $776,530.  Furthermore, we do not anticipate any material improvement in our liquidity or capital resources in subsequent reporting periods resulting from our acquisition of EWSO, which contributed an operating loss of $779,903 on revenues of $124,255 during the period from October 14, 2011 to December 31, 2011.

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

Consolidated Cash Used in Operating Activities

Successor Company

Operating activities for the period October 14, 2011 through December 31, 2011 used cash of $34,524.  Our consolidated net loss reported for the period October 14, 2011 through December 31, 2011 of $813,160 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss on our consolidated operating cash flow for the period October 14, 2011 through December 31, 2011 was substantially offset by increases in accrued compensation for directors and officers of $99,509, and accounts payable of $152,777 together with non-cash impairment charges of $528,255 taken against intangible and current assets and professional services received by the Company and paid for with shares of common stock during the period.

Predecessor Company

Operating activities for the period January 1, 2011 through October 13, 2011 and for the period March 26, 2010 through December 31, 2010 provided cash of $5,461 and used cash of $5,144, respectively.  Cash provided by operations for the period January 1, 2011 through October 13, 2011 reflects net income of $3,373.  The net loss of $41,228 for the period March 26, 2010 through December 31, 2010 was substantially offset by non-cash impairment charges and by expenses paid by shareholders on behalf of the Company.

Consolidated Cash Used in Investing Activities

Successor Company

We did not use any cash in investing activities for the period October 14, 2011 through December 31, 2011.

Predecessor Company

We did not use any cash in investing activities for the period March 26, 2010 through December 31, 2010.

Consolidated Cash from Financing Activities

Successor Company

We have financed our operations primarily from loans made to the company.  Consolidated net cash flow provided by financing activities during the period October 14, 2011 through December 31, 2011 was $35,500, which consisted of $12,000 in proceeds from convertible notes payable received from related parties, and $23,500 in proceeds from contributed capital.

Predecessor Company

Cash flow provided by financing activities for the period March 26, 2010 (inception) through December 31, 2010 was $5,200, which consisted of $5,100 of proceeds from contributed capital and $100 of proceeds from common stock issued for cash.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Martin Nielson President, Chief Executive Officer	2011 2010	318,175 0	0 0	0 0	0 0	0 0	0 0	0 0	318,175 0

Steven Hollinshead Chief Financial Officer	2011 2010	70,868 0	0 0	0 0	0 0	0 0	0 0	0 0	70,868 0

Carolyne Susan Johnson Secretary/Treasurer	2011 2010	86,000 0	0 0	0 0	0 0	0 0	0 0	0 0	86,000 0

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

The Company has restated its financial statements as of December 31, 2010, in response to comments received from Securities and Exchange Commission to furnish predecessor financial statements of Tech Disposal, Inc. (the ”Predecessor”), in accordance with Regulation S-X 8-02 by including (i) audited financial statements of the Predecessor for the year ended December 31, 2010, and for the period from inception on March 26, 2010 through October 13, 2011, the date Predecessor was acquired by the Company, and (ii) a discussion of the Predecessor’s financial condition and results of operations for the year ended December 31, 2010, and for the period from inception on March 26, 2010 through October 13, 2011.  Footnote 15 illustrates the related adjustments and corrected balances.

/s/ Sadler, Gibb & Associates, LLC
     Sadler, Gibb & Associates, LLC
     Salt Lake City, UT
     April 16, 2012, except as to Note 15,
     the date for which is January 16, 2013

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Balance Sheets

	SUCCESSOR	PREDECESSOR
	COMPANY	COMPANY

	December 31,	December 31,
	2011	2010
		(Restated)

ASSETS

CURRENT ASSETS

Cash	$6,493	$56
Inventory	17,000	-

Total Current Assets	23,493	56

PROPERTY & EQUIPMENT, Net	9,865	10,091

OTHER ASSETS

Deposits	4,405	2,500

Total Other Assets	4,405	2,500

TOTAL ASSETS	$37,763	$12,647

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Balance Sheets (Continued)

	SUCCESSOR	PREDECESSOR
	COMPANY	COMPANY

	December 31,	December 31,
	2011	2010
		(Restated)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$204,092	$-
Accrued expenses-related parties	530,308	-
Contigent consideration	291,999	-
Convertible notes payable, related parties	12,000	-
Convertible notes payable	73,500	-
Notes payable, related parties	50,240	-
Derivative liability	7,371	-

Total Current Liabilities	1,169,510	-

STOCKHOLDERS' DEFICIT (SUCCESSOR COMPANY)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, 400 and -0- shares issued
and outstanding, respectively	1	-
Common stock, 190,000,000 shares authorized
at par value of $0.001, 100,764,624 and 100,000,000
shares issued and outstanding, respectively	100,765	-
Additional paid-in capital	213,706	-
Accumulated deficit	(1,446,219)	-

STOCKHOLDERS' EQUITY (PREDECESSOR COMPANY)

Common stock; 100 shares authorized,
at no par value, 100 shares
issued and outstanding	-	100
Additional paid-in capital	-	53,775
Accumulated deficit	-	(41,228)

Total Stockholders' Equity (Deficit)	(1,131,747)	12,647

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$37,763	$12,647

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Statements of Operations

	SUCCESSOR
	COMPANY	PREDECESSOR COMPANY
	For the Period	For the Period	From Inception
	From October 14,	From January 1,	On March 26,
	2011 Through	2011 Through	2010 Through
	December 31,	October 13,	December 31,
	2011	2011	2010

REVENUES	$124,255	$451,716	$1,900
COST OF SALES	52,626	243,958	2,519
GROSS MARGIN/(LOSS)	71,629	207,758	(619)

OPERATING EXPENSES

Officer and director compensation	60,006	-	7,633
Professional fees	376,150	-	-
Impairment expense	358,849	19,100	11,400
General and administrative	56,527	185,285	21,576

Total Operating Expenses	851,532	204,385	40,609

(LOSS)/INCOME FROM OPERATIONS	(779,903)	3,373	(41,228)

OTHER EXPENSES
Interest expense	(32,166)	-	-
Gain on derivative liability	(1,091)	-	-

Total Other Expenses	(33,257)	-	-

(LOSS)/INCOME BEFORE TAXES	(813,160)	3,373	(41,228)
PROVISION FOR INCOME TAXES	-	-	-

NET (LOSS)/INCOME	$(813,160)	$3,373	$(41,228)

BASIC AND DILUTED (LOSS)/EARNINGS PER SHARE	$(0.01)	$33.73	$(412.28)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	100,572,162	100	100

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Statement of Stockholders' Deficit - Successor Company

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	-	$-	62,500,000	$62,500	$(57,500)	$(12,069)	$(7,069)

Common stock sold for cash
at $0.001 per share	-	-	37,500,000	37,500	(34,500)	-	3,000

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(35,428)	(35,428)

Balance, December 31, 2010	-	-	100,000,000	100,000	(92,000)	(47,497)	(39,497)

Preferred and common stock issued
in acquisition of subsidiary	400	1	200,000	200	69,319	-	69,520

Common stock issued for services	-	-	564,624	565	212,887	-	213,452

Capital contributions
from a related party	-	-	-	-	23,500	-	23,500

Net loss for the period January 1,
2011 through October 13, 2011	-	-	-	-	-	(585,562)	(585,562)

Net loss for the period October 14,
2011 through December 31, 2011	-	-	-	-	-	(813,160)	(813,160)

Balance, December 31, 2011	400	$1	100,764,624	$100,765	$213,706	$(1,446,219)	$(1,131,747)

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Statement of Stockholders' Equity - Predecessor Company

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception March 26, 2010	-	$-	$-	$-	$-

Common stock issued to founders for cash at $0.125	100	100	-	-	100

Contributed capital	-	-	53,775	-	53,775

Net loss from inception to December 31, 2010	-	-	-	(41,228)	(41,228)

Balance at December 31, 2010	100	100	53,775	(41,228)	12,647

Contributed capital	-	-	8,750	-	8,750

Net income for the period January 1, through October 13, 2011	-	-	-	3,373	3,373

Balance at October 13, 2011	100	$100	$62,525	$(29,056)	$33,569

The accompanying notes are an integral part of these financial statements

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Statements of Cash Flows

	SUCCESSOR
	COMPANY	PREDECESSOR COMPANY
	For the Period	For the Period	From Inception
	From October 14,	From January 1,	On March 26,
	2011 Through	2011 Through	2010 Through
	December 31,	October 13,	December 31,
	2011	2011	2010
OPERATING ACTIVITIES
Net (loss)/income	$(813,160)	$3,373	$(41,228)
Adjustments to reconcile net (loss)/income to
net cash used by operating activities:
Depreciation	550	1,976	484
Expenses paid by shareholders on behalf of the Company	10,000	6,450	24,200
Impairment of intangible assets	339,749	-	11,400
Amortization of derivative liability	26,904	-	-
Change in derivative liability	7,302
Common stock issued for services	143,750	-	-
Changes to operating assets and liabilities:
Deposits	(1,905)	-	-
Amounts owed by a related party	-	(3,000)	-
Inventory	-	(17,000)	-
Accounts payable and accrued expenses	152,777	13,662	-
Accrued expenses, related parties	99,509	-	-
Net Cash (Used)/Provided by Operating Activities	(34,524)	5,461	(5,144)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Cash payments on note payable, related parties	-	-	-
Proceeds from convertible notes payable, related parties	12,000	-	-
Proceeds from convertible notes payable	-	-	-
Proceeds from contributed capital	23,500	-	5,100
Cash acquired in acquisition of subsidiary	-	-	-
Proceeds from common stock issued for cash	-	-	100
Net Cash Provided by Financing Activities	35,500	-	5,200

NET INCREASE IN CASH	976	5,461	56
CASH AT BEGINNING OF PERIOD	5,517	56	-

CASH AT END OF PERIOD	$6,493	$5,517	$56

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Statements of Cash Flows

	SUCCESSOR
	COMPANY	PREDECESSOR COMPANY
	For the Period	For the Period	From Inception
	From October 14,	From January 1,	On March 26,
	2011 Through	2011 Through	2010 Through
	December 31,	October 13,	December 31,
	2011	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventory received as contributed capital	$-	$-	$11,400
Fixed assets received as contributed capital	$-	$-	$10,575
Deposits received as contributed capital	$-	$-	$2,500

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

NOTE 3 - SUMMARY OF SIGN IFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation o f financial statements in conformity with accounting principles generally accepted in the United States of America requires management to ma ke estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses durin g the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The accompanying consolidated financial statements for the year e nded December 31, 2011 include the accounts of the Company and its wholly-owned subsidiary, E-Waste Systems of Ohio, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 7 - RELATED PARTY NOTES PAYABLE

From time to time the Company ha s received funds from related parties to fund operations.  The notes bear interest at 12 percent, are unsecured and are due on demand.  As of Dece mber 31, 2009, the Company had a balance in related party notes payables of $7,260.  During the year ended December 31, 2010, the Company borrowed $1,500 from related parties and had $5,117 of operating expenses paid on behalf of the Company by related parties, leaving a balance of $13,877 as of December 31, 2011.  During the year ended December 31, 2010, the Company borrowed an additional $53,600 and also made repayments on related party payables of $17,237, leaving an unpaid principal balance of $50,240 at December 31, 2011.  The Compa ny also recognized $6,029 and $686 of interest expense on related party payables leaving balances in accrued interest of $7,068 and $772 as of December 31, 2011 and 2010, respectively.

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

Liquidation Preferences
In the event of liquidation, following the sale or disposition of all or substantially all of th e Company’s assets, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any d istribution of any of the assets or surplus funds of the Company to the holders of the common stock by reason of their ownership thereof, an amount equal to $100 per share.

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

On March 28, 2011, the Company’s board of directors and majority shareholder approved a forward split of 12.5 to one in which each shareholder was issued 12.5 common shares in exchange for each one common share of the currently issued common stock. The accompanying financi al statements have been restated to reflect the forward stock split on a retro-active basis.

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

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 15 - RESTATEMENT

The consolidated financial statements have also been restated for the year ended December 31, 2011 in response to comments received from Securities and Exchange Commission to furnish predecessor financial statements of Tech Disposal, Inc. (the ”Predecessor”), in accordance with Regulation S-X 8-02 by including (i) audited financial statements of the Predecessor for the year ended December 31, 2010, and for the period from inception on March 26, 2010 through October 13, 2011, the date Predecessor was acquired by the Company, and (ii) a discussion of the Predecessor’s financial condition and results of operations for the year ended December 31, 2010, and for the period from inception on March 26, 2010 through October 13, 2011.

	December 31, 2011
	As Filed	Adjustments	As Restated

Cash	$565	$(509)	$56
Property and equipment	-	10,091	10,091
Deposits	-	2,500	2,500
Accounts payable and accrued expenses	26,185	(26,185)	-
Notes payable, related parties	13,877	(13,877)	-
Common stock	100,000	(99,900)	100
Additional paid-in capital	(92,000)	145,775	53,775
Accumulated deficit	(47,497)	6,269	(41,228)
Revenues	-	1,900	1,900
Cost of sales	-	2,519	2,519
Officer and director compensation	-	7,633	7,633
Impairment expense	-	11,400	11,400
General and administrative	34,498	12,922	21,576
Interest expense	(930)	930	-
Net loss	(35,428)	(5,800)	(41,228)
Loss per share	$(0.00)	(412.28)	$(412.28)

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

 E-Waste Systems, Inc.

By:	/s/ Martin Nielson
Martin Nielson President, Chief Executive Officer and Director
Date:	February 28, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Martin Nielson	February 28, 2013
Martin Nielson, Chief Executive Officer, Director (Principal Executive Officer)

/s/ David Severson	February 28, 2013
David Severson, Chief Financial Officer, (Principal Financial Officer)