Form 10-Q/A
period 2012-03-31
EWaste Systems, Inc.
filed 2013-03-07
CIK 1488309

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 19, 2012, there were 103,154,926 shares of our common stock issued and outstanding..

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q/A are comprised of the following:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011;

F-3	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011(unaudited),

F-4	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and 2011 (unaudited);

F-5	Notes to Condensed Consolidated Financial Statements..

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

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Condensed Consolidated Balance Sheets

	SUCCESSOR COMPANY

	March 31,	December 31,
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$80,652	$6,493
Accounts receivable	3,800	-
Inventory	13,665	17,000

Total Current Assets	98,117	23,493

PROPERTY & EQUIPMENT, Net	9,221	9,865

OTHER ASSETS

Deposits	4,405	4,405

Total Other Assets	4,405	4,405

TOTAL ASSETS	$111,743	$37,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Condensed Consolidated Balance Sheets (Continued)

	SUCCESSOR COMPANY

	March 31,	December 31,
	2012	2011
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Overdraft	$-	$-
Accounts payable and accrued expenses	101,128	204,092
Accrued expenses-related parties	699,784	530,308
Contingent consideration	-	291,999
Convertible notes payable, related parties	12,000	12,000
Convertible notes payable	-	73,500
Notes payable, related parties	-	50,240
Notes payable	175,000	-
Derivative liability	-	7,371

Total Current Liabilities	987,912	1,169,510

STOCKHOLDERS' DEFICIT

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, -0- shares issued
and outstanding, respectively	-	1
Common stock, 190,000,000 shares authorized
at par value of $0.001, 101,154,926
shares issued and outstanding, respectively	101,155	100,765
Additional paid-in capital	814,319	213,706
Accumulated deficit	(1,791,643)	(1,446,219)

Total Stockholders' Equity (Deficit)	(876,169)	(1,131,747)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$111,743	$37,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Condensed Consolidated Statements of Operations

	SUCCESSOR	PREDECESSOR
	COMPANY	COMPANY

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)

REVENUES	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES

Officer and director compensation	187,800	-
Professional fees	50,709	-
Impairment expense	-	-
General and administrative	18,622	-

Total Operating Expenses	257,131	-

(LOSS)/INCOME FROM OPERATIONS	(257,131)	-

OTHER EXPENSES
Interest expense	(5,090)	-
Loss on settlement of contingent consideration	(66,672)	-
Gain on derivative liability	7,371	-

Total Other Expenses	(64,391)	-

(LOSS)/INCOME BEFORE INCOME TAXES	(321,522)	-
PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	(321,522)	-
Net (loss)/income from discontinued operations	(23,902)	9,429
Loss on disposal of discontinued operations	-	-

(Loss)/income from discontinued
operations, net of taxes	(23,902)	9,429

NET (LOSS)/INCOME	$(345,424)	$9,429

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$0.00

BASIC AND DILUTED (LOSS) INCOME PER
SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$94.29

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	100,834,956	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Condensed Consolidated Statements of Cash Flows

	SUCCESSOR	PREDECESSOR
	COMPANY	COMPANY

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net (loss)/income	$(321,522)	$-
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-
Expenses paid by shareholders on behalf of the Company	40,000	-
Loss on settlement of contingent consideration	66,671	-
Change in derivative liability	(7,371)	-
Common stock issued for services	39,930	-
Changes to operating assets and liabilities:
Accounts receivable	-	-
Inventory	-	-
Accounts payable and accrued expenses	(105,357)	-
Accrued expenses, related parties	189,214	-

Net Cash Used in Continuing Operating Activities	(87,135)	-
Net Cash Used in Discontinued Operating Activities	(15,706)	9,429
Net Cash Used in Operating Activities	(102,841)	9,429

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from notes issued	175,000	-
Proceeds from contributed capital	2,000	-

Net Cash Provided by Continuing Financing Activities	177,000	-
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	177,000	-

NET INCREASE IN CASH	74,159	9,429
CASH AT BEGINNING OF PERIOD	6,493	56

CASH AT END OF PERIOD	$80,652	$9,485

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$230	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets received as contributed capital	$-	$-
Common stock issued for conversion of notes payable	$140,664	$-
Common stock issued for conversion of preferred stock
and settlement of deferred consideration	$378,409	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and December 31, 2011
(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been presented by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

The condensed consolidated financial statements have been presented for the three months ended March, 31, 2011 in response to comments received from the Securities and Exchange Commission to furnish predecessor financial statements of E-Waste Systems (Ohio), Inc. (the “Predecessor”), in accordance with Regulation S-X 8-02 by including (i) unaudited financial statements of the Predecessor for the three months ended March 31, 2011 and (ii) a discussion of the Predecessor’s financial condition and results of operations for the three months ended March 31, 2011.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed financial statements and notes thereto included in the Company’s audited consolidated financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

On March 7, 2012, the Company satisfied its obligations with respect to the related party note payable through the issuance of 28,335 shares of common stock.  The number of shares issued and the resultant gain on conversion has been recognized in the consolidated statement of operations for the three months ended March 31, 2012 and is  based on the trading price of the Company’s common stock, which was $1.50, on the date of conversion.

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and December 31, 2011
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

  Non-related Parties (Continued)

On March 7, 2012, the Company satisfied its obligations with respect to this related party note payable through the issuance of 43,193 shares of common stock.  The number of shares issued and the resultant gain on conversion has been recognized in the consolidated statement of operations for the three months ended March 31, 2012 and is based on the trading price of the Company’s common stock, which was $1.50, on the date of conversion.  Prior to conversion the Company recognized $8,749 of interest expense on this convertible note payable.  The Company recognized a gain on derivative liability in the amount of $7,371 as of conversion of the convertible note payable.

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

In addition, during February 2012, the Company’s 100 per cent subsidiary, E-Waste Systems (Ohio), Inc. borrowed $100,000 from an unrelated third party in the form of a promissory note. The funds are to support the working capital requirements of the business and specifically, the procurement of electronic waste for refurbishment or recycling. As of March 31, 2012, approximately $17,000 of the funds lent had been applied to purchase feed stocks for the Company’s operations. The promissory note accrues interest at 14 percent and is due twelve months from the date of origination.  During the three months ended March 31, 2012, the Company recognized $1,415 of interest expense and made payments on accrued interest of $230 on this promissory note leaving a balance in accrued interest of $1,185 as of March 31, 2012.

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and December 31, 2011
(Unaudited)

NOTE 7 – COMMON STOCK (CONTINUED)

On March 22, 2012, the Company reached a settlement agreement with the selling shareholder of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.) wherein the Company agreed that the liability for the contingent consideration estimated at the time of acquisition of $388,000 would be settled through the issuance of common stock.  The number of shares issued was  293,341,based on the trading price of the Company’s common stock on the date the agreement was executed.

As part of the same settlement agreement, the parties also agreed to the conversion and early redemption of 400 shares of series A convertible preferred stock, each with a face value of $100 and the termination of a consulting agreement between the Company and the shareholder through the issuance of common stock in the amount$54,000 of outstanding accrued liabilities..  Taking into account both their conversion and early redemption features, the value to be converted into shares of common stock, in respect of the 400 shares of series A preferred stock, was $48,400.  The numbers of shares of common stock, therefore, issued in respect of the conversion and early redemption of the series A preferred stock and the termination of the consulting agreement were 28,951 and 32,301, respectively, based on the trading price of the company’s common stock on the date the agreement was executed.

During the three months ended March 31, 2012, the Company issued 25,433 shares of common stock at $1.57 per share for services valued at $39,929.  The value of shares issued for services was based on the trading price of Company’s common stock on the date of issuance.

NOTE 8 – SUBSEQUENT EVENTS AND RESTATEMENT

After almost 12 months of sustained losses from operations, management reached the conclusion it was unable to deliver on the objectives it had set for the business operations it acquired with its purchase of Tech Disposal Inc. (renamed E-Waste Systems (OHIO) [“EWSO”]) on October 14, 2011. The principal barriers to success that management encountered derived from significant difficulties in directing day-to-day operations from its base in the United Kingdom together with an inability to understand fully, and therefore engage commercially with, the business channels through which EWSO’s primary activities, involving imaging equipment, were conducted. The most immediate impact of the adverse commercial and operational performance described above was cash generation in amounts that were consistently insufficient to cover the operational expenses of EWSO and the cost of servicing the promissory note it issued in February 2012.

Accordingly, on September 20, 2012, EWSO completed the physical transfer of its business and assets to Two Fat Greeks, LLC, a company controlled by Mr. George Pardos, who founded TDI in March 2010 and is also a shareholder in E-Waste Systems, Inc. In connection with this transfer, EWSO expects to assign its lease on the premises at 1033 Brentnell Avenue, Columbus, Ohio to Two Fat Greeks, LLC.  In the meantime, EWSO has re-located to premises at Refugee Road, Columbus, Ohio from where it has plans to re-establish a base of operations offering recycling and end-of-life services to owners and operators of electronic that no longer fulfills the purpose for which it was originally purchased.  We cannot guarantee that we will be successful in re-establishing our operations.

As consideration, for this transfer of business and assets, Two Fat Greeks LLC has agreed to pay $65,000 to E-Waste Systems (Ohio),, Inc. in due course.  There is significant doubt as to the collectability of this receivable.  The transferred business and assets of E-Waste Systems (Ohio), Inc. have been presented as discontinued operations in these financial statements.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and December 31, 2011
(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS AND RESTATEMENT (CONTINUED)

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

EXPLANATORY NOTE: The 10-Q for the quarter ended March 31, 2012 has been restated in response to comments received from the Securities and Exchange Commission to furnish predecessor financial statements from Tech Disposal, Inc. (the “Predecessor”) in accordance with Regulation S-X 8-02 by including (i) audited financial statements of the Predecessor for the year ended December 31, 2011, and unaudited financial statements for the periods January 1, 2012 through March 31,2012, and January 1, 2011 through March 31, 2011, and (ii) a discussion of the Predecessor’s financial condition and results of operations for the quarters ended March 31, 2012 and March 31, 2011, respectively.

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

Business

On October 14, 2011, we completed our acquisition of TDI through our purchase of all of the issued and outstanding capital stock of TDI.  As a result of the Transaction, TDI became our wholly owned subsidiary and we assumed the business operations of TDI, which has been renamed EWSO. Following the Transaction, the business of EWSO constituted all of our operations.

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

We cannot guarantee that well will be successful in our operations.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements for the year ended December 31, 2011. If our business fails, the investors may face a complete loss of their investment.

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

Consolidated Results of Operations for E-Waste Systems, Inc.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues-Discontinued Operations

We generated revenue of $34,816 during the three months ended March 31, 2012, compared with $39,902 during the three months ended March 31, 2011.  Sales realized during the three months ended March 31, 2012 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.  Sales decreased somewhat during the three months ended March 31, 2012 compared with the same period last year because we were unable to gain access to the same volumes of end-of-life imaging equipment that management of our predecessor was able to secure during 2011.

Cost of Sales-Discontinued Operations

Cost of sales for the three months ended March 31, 2012 amounted to $28,969, compared with $12,730 for the three months ended March 31, 2011.  Costs of sales during the three months ended March 31, 2012 were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them. Costs of sales during the three months ended March 31, 2011 were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.  The decreased cost of sales during the three months ended September 30, 2011 compared with the same period of 2012 is because our predecessor was able to acquire end-of-life equipment at significantly lower cost than we have been able to during the current quarter.

Gross Profit-Discontinued Operations

Gross profit for the three months ended March 31, 2012 was $5,847, or 16.8% of revenues, compared to gross profit of $27,172, or approximately 68.1% of revenues, for the three months ended March 31, 2011.

Operating Expenses-Continuing Operations

We incurred operating expenses of $257,131 for the three months ended March 31, 2012.  Our operating expenses for the three months ended March 31, 2012 consisted of directors’ and officers’ accrued compensation, professional fees and general and administrative expenses.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Operating Expenses-Discontinued Operations

We incurred operating expenses of $28,334 for the three months ended March 31, 2012, as compared to operating expenses of $17,745 for the three months ended March 31, 2011.  Our operating expenses for the three months ended March 31, 2012 consisted of labor, depreciation and general and administrative expenses, including rent for our Columbus, Ohio facility.  The increase in our operating expenses for the three months ended March 31, 2012 compared with the same period during 2011 is primarily attributable to us incurring costs related to integrating our predecessor acquired on October 14, 2011.

Other Items-Continuing Operations

We incurred other expenses of $64,391 for the three months ended March 31, 2012.  Other income and expenses are comprised of interest expense on demand notes payable and both the interest on, as well as the gains and losses associated with a derivative liability attaching to, our convertible debt, as well as a loss on the settlement of contingent  consideration.

Other Items-Discontinued Operations

We incurred interest expense of $1,415 for the three months ended March 31, 2012, as compared with other expenses of $0 for the same period ended March 31, 2011.

Net Income (Loss)-Continuing Operations

As a result of the above, we reported a net loss of $321,522 for the three months ended March 31, 2012.

Net Income (Loss)-Discontinued Operations

As a result of the above, for the three months ended March 31, 2012 and 2011, we reported a net loss of $23,902 and net income of $9,429, respectively.

Liquidity and Capital Resources

As of March 31, 2012, our consolidated balance sheet presented total current assets of $98,117 and total current liabilities of $987,912, which resulted in a working capital deficit of $889,795.  EWSI generated consolidated revenue from continuing operations during the three months ended March 31, 2012 that fell short of its consolidated operating expenses from continuing operations over the same period by $257,131.

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

Consolidated Cash Used in Operating Activities

Continuing operating activities in the three months ended March 31, 2012 used cash of $98,435, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for three months ended March 31, 2012 of $321,522 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss from continuing operations on our consolidated operating cash flow for the nine months ended March 31, 2012 was substantially offset by increases in accrued compensation for directors and officers of $189,214, expenses paid by shareholders on the Company’s behalf of $40,000 and professional services received by the Company amounting to $39,930, which were paid for with shares of common stock and compounded by a reduction in accounts payable and accrued expenses of $105,357.

Discontinued operations in the three months ended March 31, 2012 and 2011 used and generated cash of $4,406 and $9,429, respectively.

Consolidated Cash Used in Investing Activities

We did not use any cash in investing for the three months ended March 31, 2012 or 2011.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the company.  Consolidated net cash flow provided by continuing financing activities for the three months ended March 31, 2012 was $177,000, which consisted of $175,000 in proceeds received from notes payable and a $2,000 capital contribution.

Net cash flow provided by discontinued financing activities for the three months ended March 31, 2012 and 2011 was $-0- and $-0-, respectively.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the reporting period, we issued 25,433 shares of our common stock to an advisor for services rendered.  These shares were offered and sold in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act.  We did not engage in any general solicitation or advertising in relation to the issuance of these shares.  These shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3.     Defaults upon Senior Securities

Notes 6 and 7 to our condensed consolidated financial statements record our current defaults on the terms of loan notes that we have issued since October 2011.

Item 4.     Removed and Reserved

Item 5.     Other Information

EWSO (formerly Tech Disposal, Inc. [“TDI”])

After almost 12 months of sustained losses from operations, management reached the conclusion it was unable to deliver on the objectives it had set for the business operations it acquired with its purchase of TDI on October 14, 2011. The principal barriers to success that management encountered derived from significant difficulties in directing day-to-day operations from its base in the United Kingdom together with an inability to understand fully, and therefore engage commercially with, the business channels through which EWSO’s primary activities, involving imaging equipment, were conducted. The most immediate impact of the adverse commercial and operational performance described above was cash generation in amounts that were consistently insufficient to cover the operational expenses of EWSO and the cost of servicing the promissory note it issued in February 2012. Accordingly, on September 20, 2012, EWSO completed the physical transfer of its business and assets to Two Fat Greeks, LLC, a company controlled by Mr. George Pardos, who founded TDI in March 2010 and is also a shareholder in E-Waste Systems, Inc. In connection with this transfer, EWSO expects to assign its lease on the premises at 1033 Brentnell Avenue, Columbus, Ohio to Two Fat Greeks, LLC.  In consideration for the transfer of its business and assets, Two Fat Greeks, LLC has agreed to pay EWSO the sum of $65,000 in due course.  Substantial doubt exists as to the collectability of this amount.

Item 6.      Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Waste Systems, Inc.

Date:	March 7, 2013

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer and Director

Date:	March 7, 2013

By:	/s/ David Severson
David Severson
Title:	Chief Financial Officer

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