Form 10-Q/A
period 2012-06-30
EWaste Systems, Inc.
filed 2013-03-11
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 2)

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q/A are comprised of the following:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011;

F-3	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited);

F-4	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012, and 2011 (unaudited);

F-5	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q/A.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Condensed Consolidated Balance Sheets

	SUCCESSOR COMPANY

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$2,628	$6,493
Other current assets	-	-
Inventory	34,057	17,000

Total Current Assets	36,685	23,493

PROPERTY & EQUIPMENT, Net	8,577	9,865

OTHER ASSETS

Deposits	4,405	4,405

Total Other Assets	4,405	4,405

TOTAL ASSETS	$49,667	$37,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Condensed Consolidated Balance Sheets (Continued)

	SUCCESSOR COMPANY

	June 30,	December 31,
	2012	2011
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Overdraft	$-	$-
Accounts payable and accrued expenses	112,621	204,092
Accrued expenses-related parties	889,200	530,308
Contingent consideration	-	291,999
Convertible notes payable, related parties	12,000	12,000
Convertible notes payable	-	73,500
Notes payable, related parties	-	50,240
Notes payable	175,000	-
Derivative liability	-	7,371

Total Current Liabilities	1,188,821	1,169,510

STOCKHOLDERS' DEFICIT

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, -0- shares issued
and outstanding, respectively	-	1
Common stock, 190,000,000 shares authorized
at par value of $0.001, 101,154,926
shares issued and outstanding, respectively	101,155	100,765
Additional paid-in capital	814,319	213,706
Accumulated deficit	(2,054,628)	(1,446,219)

Total Stockholders' Equity (Deficit)	(1,139,154)	(1,131,747)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$49,667	$37,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Condensed Consolidated Statements of Operations

	SUCCESSOR COMPANY		PREDECESSOR COMPANY

	For the Three	For the Six	For the Three	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2012	2011	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES

Officer and director compensation	179,767	367,567	-	-
Professional fees	28,257	78,966	-	-
Impairment expense	-	-	-	-
General and administrative	17,478	36,100	-	-

Total Operating Expenses	225,502	482,633	-	-

(LOSS)/INCOME FROM OPERATIONS	(225,502)	(482,633)	-	-

OTHER EXPENSES
Interest expense	(2,977)	(8,067)	-	-
Loss on settlement of contingent consideration	-	(66,672)	-
Gain on derivative liability	-	7,371	-	-

Total Other Expenses	(2,977)	(67,368)	-	-

(LOSS)/INCOME BEFORE INCOME TAXES	(228,479)	(550,001)	-	-
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(228,479)	(550,001)	-	-
Net (loss)/income from discontinued operations	(34,506)	(58,408)	2,743	12,172
Loss on disposal of discontinued operations	-	-	-	-

(Loss)/income from discontinued
operations, net of taxes	(34,506)	(58,408)	2,743	12,172

NET (LOSS)/INCOME	$(262,985)	$(608,409)	$2,743	$12,172

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$(0.01)	$-	$-

BASIC AND DILUTED (LOSS) INCOME PER
SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.00)	$27.43	$121.72

TOTAL BASIC AND DILUTED (LOSS)
INCOME PER SHARE	$(0.00)	$(0.01)	$27.43	$121.72

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	101,154,926	100,994,057	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Condensed Consolidated Statements of Cash Flows

	SUCCESSOR	PREDECESSOR
	COMPANY	COMPANY

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2012	2011
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net (loss)/income	$(550,001)	$-
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-
Expenses paid by shareholders on behalf of the Company	40,000	-
Loss on settlement of contingent consideration	66,671	-
Change in derivative liability	(7,371)	-
Common stock issued for services	39,930	-
Changes to operating assets and liabilities:
Inventory	-	-
Accounts payable and accrued expenses	(45,567)	-
Accrued expenses, related parties	378,630	-

Net Cash Used in Continuing Operating Activities	(77,708)	-
Net Cash Used in Discontinued Operating Activities	(103,157)	19,949
Net Cash Used in Operating Activities	(180,865)	19,949

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from notes issued	175,000	-
Proceeds from contributed capital	2,000	-

Net Cash Provided by Continuing Financing Activities	177,000	-
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	177,000	-

NET INCREASE IN CASH	(3,865)	19,949
CASH AT BEGINNING OF PERIOD	6,493	56

CASH AT END OF PERIOD	$2,628	$20,005

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$3,711	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets received as contributed capital	$-	$2,300
Common stock issued for conversion of notes payable	$140,664	$-
Common stock issued for conversion of preferred stock
and settlement of deferred consideration	$378,409	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and December 31, 2011
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

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

NOTE 4 - RELATED PARTY NOTE PAYABLE

From time to time the Company ha s received funds from related parties to fund operations.  The notes bear interest at 12 percent, are unsecured and are due on demand.  As of Dece mber 31, 2011, the Company had a principal balance outstanding on its single related party note payable of $50,240.  During the six months ended June 30, 2012, the Compa ny recognized $2,540 of interest expense on this related party note payable.

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
(Unaudited)

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
(Unaudited)

NOTE 7 – COMMON STOCK (CONTINUED)

During the six months ended June 30, 2012, the Company issued 25,433 shares of common stock at $1.57 per share for services valued at $39,929.  The value of shares issued for services was based on the trading price of Company’s common stock on the date of issuance.

NOTE 8 – SUBSEQUENT EVENTS AND RESTATEMENT

On June 22, 2012, the Company filed a registration statement on Form S-8 in connection with its 2012 Amended and Restated Equity Compensation Plan. The afore-mentioned plan provides for the issuance of up to five million shares of the Company’s common stock, with a par value of $0.001 each. On July 10, 2012 a total of 2,000,000 shares were issued to certain officers of the Company as well as to a number of consultants in respect of services previously provided to the Company. The value of shares issued as compensation and for consulting services was based on the trading price of Company’s common stock on the date of issuance.

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

Disposal of Business and Assets

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

EXPLANATORY NOTE: The 10-Q for the period ended June 30, 2012 has been restated in response to comments received from the Securities and Exchange Commission to furnish predecessor financial statements from Tech Disposal, Inc. (the “Predecessor”) in accordance with Regulation S-X 8-02 by including (i) audited financial statements of the Predecessor for the year ended December 31, 2011, and unaudited financial statements for the periods January 1, 2012 through June 30,2012, and January 1, 2011 through June 30, 2011, and (ii) a discussion of the Predecessor’s financial condition and results of operations for the quarter and six months ended June 30, 2012 and June 30, 2011, respectively.

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

Consolidated Results of Operations for E-Waste Systems, Inc.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues-Discontinued Operations

We generated revenue of $46,988 during the three months ended June 30, 2012, compared with 138,880 during the three months ended June 30, 2011.  Sales realized during the three months ended June 30, 2012 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.  Sales decreased substantially during the three months ended June 30, 2012 compared with the same period last year because we were unable to gain access to the same volumes of end-of-life imaging equipment that management of our predecessor was able to secure during 2011. Certain key clients undertook large scale replacement projects for their imaging equipment during 2011, which provided quantities of attractive used equipment for our predecessor to process and sell as second-hand units.

Cost of Sales-Discontinued Operations

Cost of sales for the three months ended June 30, 2012 amounted to $45,871, compared with $ 58,621 for the three months ended June 30, 2011.  Costs of sales during the three months ended June 30, 2012  were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.  The increased cost of sales during the three months ended June 30, 2011 compared with the same period of 2012 is because our predecessor acquired and processed a slightly greater volume of end-of-life equipment than we have been able to during the current quarter.

Gross Profit-Discontinued Operations

Gross profit for the three months ended June 30, 2012 was $1,117, or 2.3% of revenues, compared to gross profit of $80,259, or approximately 57.8% of revenues, for the three months ended June 30, 2011.  The decrease in gross margin for the three months ended June 30, 2012 compared with the same period during the prior year is primarily attributable to market conditions.

Operating Expenses-Continuing Operations

We incurred operating expenses of $225,502 for the three months ended June 30, 2012.  Our operating expenses for the three months ended June 30, 2012 consisted of directors’ and officers’ accrued compensation, professional fees and general and administrative expenses.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Operating Expenses-Discontinued Operations

We incurred operating expenses of $32,142 for the three months ended June 30, 2012, as compared to operating expenses of $77,515 for the three months ended June 30, 2011.  Our operating expenses for the three months ended June 30, 2012 consisted of labor, depreciation and general and administrative expenses, including rent for our Columbus, Ohio facility.  The decrease in our operating expenses for the three months ended June 30, 2012 compared with the same period during 2011 is primarily attributable to our predecessor incurring certain one-time costs related to its preparations for being acquired by us on October 14, 2011.

Other Items-Continuing Operations

We incurred other expenses of $2,977 for the three months ended June 30, 2012.  Other income and expenses are comprised of interest expense on demand notes payable and  the interest on a derivative liability attaching to our convertible debt.

Other Items-Discontinued Operations

We incurred interest expense of $3,481 for the three months ended June 30, 2012, as compared with other expenses of $0 for the same period ended June 30, 2011.

Net Income (Loss)-Continuing Operations

As a result of the above, we reported a net loss of $228,479 for the three months ended June 30, 2012.

Net Income (Loss)-Discontinued Operations

As a result of the above, for the three months ended June 30, 2012 and 2011, we reported net losses of $34,506 and net income of $2,743, respectively.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues-Discontinued Operations

We generated revenue of $81,804 during the six months ended June 30, 2012, compared with $178,781 during the six months ended June 30, 2011.  Sales realized during the six months ended June 30, 2012 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.  Sales decreased during the six months ended June 30, 2012 compared with the same period last year because we were unable to gain access to the same volumes of end-of-life imaging equipment that management of our predecessor was able to secure during 2011. Certain key clients undertook large scale replacement projects for their imaging equipment during 2011, which provided quantities of attractive used equipment for our predecessor to process and sell as second-hand units.

Cost of Sales-Discontinued Operations

Cost of sales for the six months ended June 30, 2012 amounted to $74,840, compared with $71,351 for the six months ended June 30, 2011.  Costs of sales were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.

Gross Profit-Discontinued Operations

Gross profit for the six months ended June 30, 2012 was $6,964, or approximately 8.5% of revenues, compared to gross profit of $107,430, or approximately 60% of revenues, for the xix months ended June 30, 2011, reflecting the greater attractiveness to second-hand buyers of the product acquired and processed during 2011 compared with the current year.

Operating Expenses-Continuing Operations

We incurred operating expenses of $482,633 for the six months ended June 30, 2012.  Our operating expenses for the six months ended June 30, 2012 consisted of directors’ and officers’ accrued compensation, professional fees and general and administrative expenses

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Operating Expenses-Discontinued Operations

We incurred operating expenses of $60,476 for the six months ended June 30, 2012, as compared to operating expenses of $95,258 for the six months ended June 30, 2011.  Our operating expenses for the six months ended June 30, 2012 consisted of labor, depreciation and general and administrative expenses, including rent for our Columbus, Ohio facility.

Other Items-Continuing Operations

We incurred other expenses of $67,368 for the six months ended June 30, 2012.  Other income and expenses are comprised of a loss on settlement of contingent consideration related to our acquisition of EWSO on October 14, 2011, interest expense on demand notes payable and both the interest on, as well as the gains and losses associated with a derivative liability attaching to our convertible debt.

Other Items-Discontinued Operations

We incurred interest expenses of $4,896 for the six months ended June 30, 2012, as compared with other expenses of $0 for the same period ended June 30, 2011.

Net Income (Loss)-Continuing Operations

As a result of the above, we reported a net loss of $550,001 for the six months ended June 30, 2012.

Net Income (Loss)-Discontinued Operations

As a result of the above, for the six months ended June 30, 2012 and 2011, we reported a net loss of $58,408 and net income of $12,172, respectively.

Liquidity and Capital Resources

As of June 30, 2012, our consolidated balance sheet presented total current assets of $36,685 and total current liabilities of $1,188,821, which resulted in a working capital deficit of $1,152,136.  EWSI generated consolidated revenue from continuing operations during the six months ended June 30, 2012 that fell short of its consolidated operating expenses from continuing operations over the same period by $482,633.

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

Consolidated Cash Used in Operating Activities

Continuing operating activities in the six months ended June 30, 2012 used cash of $77,708, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for six months ended June 30, 2012 of $550,001 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss from continuing operations on our consolidated operating cash flow for the six months ended June 30, 2012 was substantially offset by increases in accrued compensation for directors and officers of $378,630, expenses paid by shareholders on the Company’s behalf of $40,000 and professional services received by the Company amounting to $39,930, which were paid for with shares of common stock, a non-cash loss on the settlement of contingent consideration of $66,671 and compounded by a reduction in accounts payable and accrued expenses of $45,567 and a change in derivative liability of $7,371.

Discontinued operations in the six months ended June 30, 2012 and 2011 used and generated cash of $103,157 and $19,949, respectively.

Consolidated Cash Used in Investing Activities

We did not use any cash in investing for the six months ended June 30, 2012 or 2011.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the company.  Consolidated net cash flow provided by continuing financing activities for the six months ended June 30, 2012 was $177,000, which consisted of $175,000 in proceeds received from notes payable and a $2,000 capital contribution.

Net cash flow provided by discontinued financing activities for the six months ended June 30, 2012 and 2011 was $0 and $0, respectively.

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

E-Waste Systems, Inc.

Date:	March ____, 2013

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer and Director

Date:	March ____, 2013

By:	/s/ David Severson
David Severson
Title:	Chief Financial Officer

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