Form 10-K
period 2012-12-31
EWaste Systems, Inc.
filed 2013-04-16
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☐   Accelerated filer ☐   Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,836,159.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  147,872,330 as of April 16, 2013.

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

On September 20, 2012, E-Waste Systems (Ohio) completed the physical transfer of  certain parts of its business and assets to Two Fat Greeks, LLC, a company controlled by George Pardos, who is also a shareholder in E-Waste Systems, Inc.  In connection with this transfer, E-Waste Systems (Ohio), Inc. has agreed to assign its lease on the premised at 1033 Brentnell Avenue, Columbus, Ohio to Two Fat Greeks, Inc.  As consideration for this transfer of business and assets, Two Fat Greeks, LLC has agreed to pay $65,000 to E-Waste Systems (Ohio) in due course.  The value of this consideration receivable, including any gain on disposal associated therewith, has been fully impaired in the financial statements accompanying this report because its collection is uncertain.  We retained certain fully depreciated assets as part of this transaction.

The transferred business and assets of E-Waste Systems (Ohio), Inc. have been presented in the accompanying financial statements, with the total book value disposed of $36,963 shown as a loss on disposal of assets.  We retained certain fully depreciated assets as part of this transaction.

The transferred business and assets of E-Waste Systems (Ohio), Inc. have been presented as discontinued operations in accompanying financial statements, with the total book value disposed of $36,963 shown as a loss on disposal of discontinued operations.  We retained certain fully depreciated assets as part of this transaction.

Business

A summary of our business has been published on our website at www.ewastesystems.com and is available for download there.  We include it here by reference.

Through subsidiaries, affiliations, and licensees, EWSI offers customized end-to-end solutions in IT Asset Recovery, E-Waste Management, and Electronics Reverse Logistics.

We target as customers organizations facing a mix of regulatory, environmental, and price pressures, as well as those which need to protect their brand names and safeguard their data in the management of their e-waste. EWSI’s adherence to the principles of Fair Trade and the requirements of the legislation provides these customers with reassurance that end-of-life e-waste management is not only fully compliant and certified but is also done with social and environmental responsibility.

Our strategy for growth comprises the following key elements:

Build a global brand: Our brand is unique and is being promoted through our website and public relations to attain awareness of and alignment with the highest compliance standards in the world, led by Europe’s WEEE Directive. Our commitment is to continuously enhance and achieve the best brand in the industry, to the benefit of our clients and our business partners.  We recognize that e-waste is a global problem that requires a global solution. We are therefore committed to developing and managing a worldwide presence, and intend to do so by using licensing and affiliations as a principle method to do so. We have and will continue developing affiliations with quality companies that share our business and environmental principles, which expand the geographic and service coverage of the company, and which can do so with a lower capital outlay for our shareholders.

Expand our Technology: We are committed to developing and deploying a portfolio of proprietary engineering and technologies that can extract maximum value from end-of-life assets while minimizing environmental impact. These technologies include software solutions as well as high-end separation, refining, and processing technologies applied to component materials and output streams such as plastics, precious metals, glass, carbon, and bio-materials.

Accelerate our Revenues.  We intend to sell new licenses which generate revenue from up front license fees and from subsequent royalties under our brands; from sale of technologies; from management services; from resale of still usable end of life electronics; from sale of extracted commodities produced by recycling; and from selected acquisitions.

Our business plan is fundamentally based on deployment of a mix of human and automated recycling processes to extract the widest possible range of materials from electronic waste and other related materials, including copper, steel, aluminum, plastics, glass, lead, and precious metals and then make these available for processing into new raw materials, while also preserving the environment by reducing the amount of toxic materials that are disposed of in landfills.

Principal Products and Services

Renovation and Recycling of Electronic Waste (E-Waste)

Our business forms part of the electronics reverse supply chain, which is concerned with the renovation and recycling of used electronic and other similar equipment in a safe and environmentally sustainable way that minimizes the use of land fill. The reverse supply chain begins when the end user of such equipment determines it is no longer fulfilling the role for which it was acquired when it was initially purchased and is therefore either in need of repair or ready to be disposed of.  We have observed that historically manufacturers, distributors and retailers of original equipment have invested heavily in optimizing the forward supply chain that gets the product into the end user’s hands.  A significantly lesser amount of attention has been given to the processes and transactions which affect the equipment’s end of life journey. We believe this situation is now changing, partly as a consequence of legislation and partly because the volume of end of life electronics has grown to a size that has caught the attention of business developers who could see that with sufficient volume throughput there was value to be extracted at several points along the reverse supply chain.

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

The inputs to these business operations come in the form of either homogeneous or mixed batches of electrical or electronic or related equipment that has come to the end of its useful life as far as its most recent owner (commercial enterprise, not-for-profit organization or private citizen) is concerned.  Our preferred sources from which to procure these batches of electronic equipment are large corporations and not-for-profit organizations that can provide a more predictable and greater volume throughput, as compared to traders in the industry tasked with seeking bidders for discrete, one-off lots of equipment that they have first consolidated.  The items are physically collected through the use of licensed third parties and independent contractors who remove items from a supplier’s location and transport them to a warehouse or to another pre-determined location.

Pricing terms for batches of product are agreed to on an individual purchase order basis following a preliminary inspection or consultation. Where a batch is not being collected in person, photographic images are used to facilitate the preliminary inspection. Photographs are also used at the time of the batch’s receipt. Adjustments to the pricing are sometimes necessary based on the actual condition or net weight of the equipment physically received.

Each batch undergoes a sorting process whereby units are assessed as to whether they can be refurbished, cosmetically and/or technically, before being re-sold to a secondary user through a suitable channel. This secondary channel relies principally on knowledgeable traders who act as intermediaries between those refurbishing equipment and the secondary users.

Units whose condition is assessed to be beyond economic repair are disassembled for spare parts and components, which are either held in inventory for use in refurbishment of other units or sold to the spare parts market.  Cosmetic refurbishment  involves the manual cleaning and repacking of equipment along with the replacement of any missing ancillaries, while a technical refurbishment calls for the opening up of the unit followed by the removal and replacement of certain key component parts. The technical refurbishment steps can include:

●	Functional testing
●	Visual inspection
●	Data wiping, reformatting, or memory erasing
●	Component level repair or replacement
●	Cleaning and general maintenance
●	Replacement of consumables
●	Cosmetic refurbishment
●	Repackaging

Commercial off-the shelf software utilities are available to perform data wiping, data destruction and reformatting, and these are performed with laptop and desktop computers and a certificate of data destruction can be provided.

Refurbished items are resold nationally and occasionally internationally, through brokers, or through on-line sites such as eBay.

Scrap Processing

After refurbishment or inspection, there will be scrap materials such as aluminum, copper, steel, plastics, glass, circuit boards, and more. These are separated and sold to refiners to be turned into new raw materials or to national or international brokers dealing in raw materials. The United States Environmental Protection Agency (“EPA”) disallows export of dysfunctional Cathode Ray Tube (“CRT”) computer monitors without permits obtained in advance from the destination country, but we do not condone participation in this activity.  EPA export regulations do not apply to material streams which are the result of disassembly and sortation, which are then sold for refining into new raw materials.  Such output streams, including precious metals (circuit boards), plastics, and copper (CRT yokes, power supplies, wiring and motors), are normally sold to experienced material refiners or specialist processors who typically either pay a negotiated price for each lot of material, or pay a percentage of the sales or margins that they realize on the downstream transactions.

Sources of Material and Pricing for Products and Services; Sources and Availability of Raw Materials and Principal Suppliers Dependence on Major Customers

Batches of equipment for processing are sometimes procured through a bidding process.  On some occasions the equipment is made available free of charge because it is providing the end of life solution to the former owner’s practical need for a safe and efficient channel to disposal. When a price is agreed and paid, it will typically be either for the whole batch or per unit of the batch’s overall weight.

Similarly, prices for the residual scrap elements are negotiated with various commodity brokers and refiners, also on a case by case basis because these prices can fluctuate considerably as a result of spot market movements in the prices of the raw commodities.

E-Waste Recycling and Reverse Logistics Market

E-Waste generated from equipment that relies on microprocessors and printed circuits to function and that has business and consumer applications in telecommunications, personal computing and photographic imaging/copying is a fast growing waste stream globally and is estimated by Blumberg & Associates, among others, to be part of a $50 billion industry worldwide.    The market is extremely fragmented, with the largest processor, a division of Sims Metals, a Sydney, Australia stock exchange listed company, processing about 500,000 tons annually.

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

Business Strategy

Our business strategy is based principally on the achievement of growth through sales of branded licenses and resulting royalties; through sale of software and engineering technologies; through management services; and through a series of targeted acquisitions of carefully selected businesses in order to create a platform that is designed with the intent of building an integrated business that unifies the rapidly emerging Waste Electrical and Electronic Equipment (“WEEE”) industry.  The development of an integrated business will enable us to successfully engage in (i) recycling of end-of-life electronics; (ii) recycling of excess inventories and obsolete parts; (iii) destruction of hard drive data; (iv) direct refining of materials; and (v) customized reporting and certification.  If we are successful in creating this platform, we believe we will benefit from having created an ability to concentrate people and resources, share knowledge and best practice, improve logistics and realize other cost driven synergies.

Industry Background and Competition

People are increasingly dependent on electrical and electronic products to make their lives more convenient, and the stockpile of used and or obsolete products, such as computers, mobile phones and portable electronic gadgets continues to grow, and end of life electronics are now regarded as one of the fastest growing waste streams in the world. Computer monitors and older TV picture tubes contain an average of four pounds of lead each and require special handling at the end of their lives. In addition to lead, electronics can contain chromium, cadmium, mercury, beryllium, nickel, zinc, and brominated flame-retardants. When electronics are not disposed of or recycled properly, these toxic materials can present problems for the environment and for the health of people and animals. Properly performed recycling of outdated electronics promotes the safe management of these hazardous components and supports the recovery and reuse of valuable materials.  Engineering technology is now advanced to the point where nearly 100% of the materials in electronics can be recovered for conversion into new raw materials.

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

Waste management is a highly competitive and fragmented sector. Intense competition exists among providers of certain activities, notably collection, transportation and disposal of waste volumes. The sector has a number of larger participants such as Sims Metals, Waste Management, Inc. and Allied Waste Industries, Inc. We compete with a number of these large operators, as well as other regional and local companies, including publicly or privately owned providers. We also compete with municipalities that operate their own solid waste collection and disposal facilities. These municipalities may have certain advantages over us due to the availability of tax revenues and tax-exempt financing.  However, our strategy, based on integrating multiple elements of the electronics reverse logistics supply chain facilitates deeper and more valuable relationships with targeted suppliers.  By becoming a trusted supplier of end-to-end solutions, we expect to insulate our business from those operators who are only collecting the pure unwanted electronic scrap.

We also plan to sell recycled, refurbished and remarketed electronic assets to third parties. The markets for our products and services are characterized by the frequent introduction of new electronics technologies which compete aggressively on price with the refurbished and remarketed goods that we expect to market and sell. If we are unable to manage product transitions in a timely and cost-effective manner, our business, financial condition and results of operations will be adversely impacted. In addition, frequent technology changes and the introduction of next generation products may result in inventory obsolescence, which could increase cost of revenues and adversely affect operating performance in the future.  Many of our potential competitors have longer operating histories, larger supplier and customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have today. Such competitors are apt to undertake more extensive marketing and advertising efforts and make more attractive offers to potential employees and customers. As a result of these factors, we may have difficulty competing effectively from time to time in certain markets.

Governmental Regulation on Our Business

We have chosen to voluntarily abide by the WEEE Directive as part of our competitive differentiation and thereby will not landfill electronic waste (which is still legal in nearly half of the US states) and will not export electronics unless they are to companies which agree not to landfill the product and to use best practices in the processing of materials in such a way that human and animal health is protected. The standards we have chosen to adopt are voluntary in many locations nationally and worldwide , and include, the guidelines recommended and published by the United States Environmental Protection Agency as R2. We have voluntarily adopted the R2 and WEEE Directive compliance standards even though we are not required to do so. R2 stands for the Responsible Recycling Practices for use in accredited certification programs for electronics recyclers. The R2 practices set forth requirements relating to environmental, health, safety, and security aspects of electronics recycling. R2 also requires e-recyclers to ensure that more toxic material streams are managed safely and responsibly by downstream operators, all the way to final disposition. It also prohibits recyclers and their downstream clients from exporting these more toxic materials to countries that have enacted laws making their import illegal. The R2 practices standard focuses on the performance of electronics recyclers in the areas of (i) environmental and public health; (ii) worker health and safety; (iii) security (data and facility); and (iv) the whole of the recycling process and chain of custody of materials through to final disposition.

In the United States, there is no national legislation governing electronic waste, though several bills have been proposed.  There was legislation pending in Congress, notably H.R. 2284, The Responsible Electronics Recycling Act of 2011. Congress has failed to act on this legislation and it is unknown whether it will pass or not.  The Obama administration and electronics industry leaders recently unveiled a national e-waste “strategy” to promote U.S. based recycling and U.S. based recycling jobs.   This strategy also includes an emphasis on designing products so they can be recycled more easily at the end of their useful lives.  As outlined in the strategy report, the Federal Government will:

•	promote the development of more efficient and sustainable electronic products;
•	direct Federal agencies to buy, use, reuse and recycle their electronics responsibly;
•	support recycling options and systems for American consumers; and
•	strengthen America’s role in the international electronics stewardship arena.

This strategy extends the voluntary ‘R2’ policy endorsed and recommended by the US EPA.  The EPA has included discarded CRT monitors in its category of “hazardous household waste”.  However in its present form, neither the EPA nor the Obama administration’s strategy has enforcement powers under the law.  As a result, presently the only laws of the US relating to the handling of electrical and electronic waste with any significant enforcement powers are state based  (other than the environmental laws regarding the disposal of hazardous waste described below).

Twenty-six states have passed or have pending legislation regarding the proper disposal of electrical and electronic waste. Most are designed to divert e-waste from landfills and incinerators.  Some, such as California provide a more rigid structure, including capturing a recycling fee for specified electronics at the point of sale and then providing for redistribution of those fees to registered e-waste collectors and recyclers.  These various laws sometimes include restrictions on the movement of e-waste, which requires transportation permits. In some jurisdictions, collectors who store waste for more than 10 days must meet the requirements of, and become licensed as, an e-waste facility, such as in California today, and may be extended to more jurisdictions as legislation progresses.  As we expand our operations, we will  apply for the licenses and permits necessary to perform those activities.  Failure to do so would negatively impact our business.

As we expand our operations we expect to become increasingly subject to federal, state, and local laws and regulations regarding the protection of the environment. The environmental issues impacting our industry sector largely result from potential soil, surface water and groundwater contamination in connection with the landfill processing of e-waste, which we do not engage in. At this time, the EPA does not require that e-waste collectors, like us, to be licensed.

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

All of the above are elements of the regulatory environment in which our solutions and the proposed applications of those solutions are developed and delivered.  Failure to comply with applicable environmental laws will have a material adverse effect on our business, financial condition and results of operation. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liabilities arising from our operations or the disposal of waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that our operations will not be subject to significant compliance costs in the future. Any expenditures or liabilities we may incur could have a material adverse effect on our results of operations and financial condition.

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

Insurance

We do not currently carry any kind of product liability or other business or liability insurance.

Intellectual Property

We do not own, either legally or beneficially, any patents. We own certain trademarks in connection with the operation of our business including “E-Waste.”  We have not filed any registrations on the trademarks we utilize.

Research and Development Expenditures

We have not incurred any research or development expenditures to date.

Facilities

We  have an office at the Los Angeles Clean Tech Incubator, at 411 S. Hewitt Street Los Angeles, CA 90013, which is sponsored by the City and County of Los Angeles, CA.  This lease requires no payments until we successfully raise at least $1.5million in equity.  We also have month-month variable access to a warehouse in Columbus, OH but have not entered into a lease obligation.  We entered into a variable lease agreement in the Peoples Republic of China, at 302 Golden Finance Tower, 58 Yan'an East Road, Shanghai, China 200040.

Employees

We have three full-time employees at the present time, consisting of Martin Nielson, our Chief Executive Officer, David Severson, our interim Chief Financial Officer, and Susan Johnson, our Secretary/Treasurer.

We engage contractors from time to time to consult with us and to work on specific tasks and projects. Presently we have engaged a number of contractors and consultants, including Chris Zwicke, Essan Shiredjhini, Yoana Chen, Ghassan Saade, George Burnett, Nancy Bell and Rick Fine, to provide work for us on a recurring basis.

Subsidiaries and Affiliates

As described above, EWSO became a wholly owned subsidiary of the Company following the Company’s acquisition of all of the issued and outstanding capital stock of EWSO.  Also as discussed above, on September 20, 2012, E-Waste Systems (Ohio) completed the physical transfer of certain portions of its business and assets to Two Fat Greeks, LLC

E-Waste Systems (UK) Ltd. is a subsidiary entity which was registered in England and Wales on February 8, 2011 and formed for the purpose of acquiring providers of waste electric and electronic equipment processing services based in the United Kingdom and other European Union member countries. To date, this company has not commenced operations.

Master license agreements have been entered into with E-Waste Systems, Ltd., for the United Kingdom and Ireland, and with Tanke, Inc. for China.

Teaming agreements have been entered into with Zak Electronics, Inc., CR Electronics, Inc., Semper Pacific, Inc., Village Green Global, Inc., and Isadore Electronics, LLC

Unregistered Sales of Equity Securities

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

Item 1A.   Risk Factors.

The following are certain identifiable risk factors for our business operations.  Risk factors related to our previous business operations have been excluded but can be found in prior filings with the SEC.

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

Risks Associated With Our Business

We have limited operating history.

We were incorporated on December 19, 2008 in the State of Nevada.  Our wholly owned subsidiary, E-Waste Systems (UK) Ltd. was founded in January 2011 for the purpose of implementing our business strategy. We acquired all of the issued and outstanding capital stock of EWSO on October 14, 2011. On September 20, 2012, certain of  the assets and business of EWSO were physically transferred to Two Fat Greek, LLC

To date, we have engaged primarily in finalizing our business plan, developing our products and services, establishing the corporate and other formalities necessary to begin operations, and negotiating acquisitions and relationships with strategic business partners. Prior to our acquisition of EWSO, that corporation had limited operating history, since it started its operations in March 2010. Accordingly, we have minimal operating history on which to base an evaluation of our business and prospects.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development.  We cannot assure you that we will be successful in addressing the risks we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The market for electrical and electronic waste product is regionally competitive and such competition is expected to continue to increase. We would compete with large national e-waste management companies, and numerous regional and local companies for collection accounts, as well as electronics waste recyclers that operate either for profit or non-profit groups that collect surplus electronic office equipment for resale and refurbishing. Practically all of our potential competitors have longer operating histories, greater name recognition and market presence, larger supplier and client bases, greater technical and marketing resources and significantly greater financial and operational resources than us, which may allow them to reduce prices in order to expand sales volume or win competitive bid projects. Such competitors are apt to undertake more extensive marketing and advertising efforts and make more attractive offers to potential employees and customers. As a result of these factors, we may have difficulty competing effectively from time to time or in certain markets.

We might be subject to increased competition due to new competitors entering the marketplace.

The e-waste management market is highly fragmented with virtually no barriers to entry. Accordingly, there is a risk that we will be squeezed out of the market by one, or more, potential competitors that are offering the same low technology solutions on more attractive commercial terms.

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

We provide solutions for businesses to purge excess or unwanted electronic waste products and materials. As a result, our business depends substantially upon capital expenditures relating to technology of small, midsize and large companies and organizations as they replace their outdated technological equipment. A recession or other adverse event affecting the marketplace for technology spending in the United States could impact such demand, forcing our current and potential customers to curtail or postpone capital expenditures and thereby reduce the amount of electrical and electronic equipment available for us to process. Any adverse change in the amount, or timing of, technology related capital expenditures by our current and targeted suppliers would  likely reduce our revenues.

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

In order to increase our revenues, we believe we must further expand our business operations. We cannot assure you that an organic growth strategy will be successful which may result in a negative impact on our growth, financial condition, results of operations and cash flow.

In order to maximize the potential growth in our potential markets, we believe that we must further expand the scope of our services in the e-waste management industry. One of our strategies is to grow organically through increasing the clients we target for e-waste recycling and refurbishing business and entering new geographic markets, both in the United States and internationally. However, many obstacles to this expansion exist, including, but not limited to, our need to secure sufficient financing to implement this growth strategy, increased competition from similar businesses, international trade and tariff barriers, unexpected costs, strain on internal resources, laws and regulations in each jurisdiction we plan to do business, and costs associated with marketing efforts. We cannot, therefore, assure you that we will be able to successfully overcome these obstacles and establish our services in any additional markets. Our inability to successfully execute this organic growth strategy may have a negative impact on our growth, future financial condition, results of operations or cash flows.

In addition to an organic growth strategy, we may grow through strategic acquisitions. We cannot assure you that our acquisition growth strategy will be successful resulting in our failure to meet growth and revenue expectations.

We intend to pursue opportunities to acquire businesses, both in the United States and internationally that are complementary or related to recycling and management of e-waste. However, we may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, or, if the acquisition is completed, integrate the acquired business into our existing portfolio. Acquisitions of businesses or other material operations will likely require us to secure debt financing or equity financing, resulting in leverage or dilution of ownership. However, there are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we may need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations. Moreover, the identification and completion of these acquisitions may require us to expend significant management time and effort and other resources. Integration of acquired business operations could also disrupt our business by diverting management away from ongoing operations. The inherent difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures

Our business will be harmed if we are unable to manage growth.

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

Our future operating results may depend substantially on our suppliers’ ability to supply us with sufficient volumes of end life electronics and other supplies to meet our operating and growth requirements. As such, the success of future operations and growth depends on our ability to gain access to and amalgamate product from reliable suppliers. To do so, we would need to maintain effective relationships with our supply base to source our needs and maintain continuity of supply at reasonable costs. If we fail to maintain effective relationships with our supply base, this may adversely affect our ability to develop and deliver product to our customers and our profitability could suffer as a result.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

One of our directors and officers  is a resident of England , and all or a substantial portion of his assets are located outside the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against this officer and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

In order to carry out our repair, refurbishment and spare parts recovery business, we may rely on a small work force comprised of contract labor rather than permanent employees. Consequently, we may be faced with a risk of not being able to access a sufficient number of suitable independent contractors to maintain a necessary level of operation.

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

Our Articles of Incorporation authorizes the issuance of 490,000,000 shares of our common stock and 10,000,000 shares of preferred stock.  The common stock or preferred stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of our common stock held by public stockholders.

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

Our Securities are not currently eligible for sale under Rule 144 and any future sales of our securities may be adversely affected by our failure to file all reports required by the Exchange Act.

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

We first filed Form 10 information reflecting our status as an entity that is no longer a shell company in our Report dated October 20, 2011, but one year must elapse from the filing date of that Report in order for our securities to be eligible for sale under Rule 144, provided the other conditions set forth above are satisfied.  We complied with these conditions.  More than one year has now elapsed from the filing date of the above mentioned Report and therefore if we, as a former shell company, ever fail to file all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, then during the preceding 12 months, our securities will not be eligible to be resold under Rule 144.

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

Item 2.   Properties

We  have an office at the Los Angeles Clean Tech Incubator, at 411 S. Hewitt Street Los Angeles, CA 90013, which is sponsored by the City and County of Los Angeles, CA.  This lease requires no payments until we successfully raise at least $1.5million in equity.  We also have month-month variable access to a warehouse in Columbus, OH but have not entered into a lease obligation.  We entered into a variable lease agreement in the Peoples Republic of China, at 302 Golden Finance Tower, 58 Yan'an East Road, Shanghai, China 200040. .

Some of our personnel work from their own homes and offices.

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

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	.0130	.0026
September 30, 2012	.047	.0078
June 30, 2012	1.29	.023
March 31, 2012	1.95	1.02

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	1.05	0.26
September 30, 2011	1.00	0.26
June 30, 2011	1.00	1.00
March 31, 2011	4.00	0.05

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

We did not issue any securities under any equity compensation plan as of December 31, 2012.

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

Background

On October 14, 2011, we completed our acquisition of TDI through our purchase of all of the issued and outstanding capital stock of TDI.  As a result of the Transaction, TDI became our wholly owned subsidiary and we assumed the business operations of TDI, which has been renamed EWSO.  Following the Transaction, the business of EWSO constitutes all of our operations.    With respect to this discussion, the terms “EWSI,” the “Company,” “we,” “us,” and “our” refer to E-Waste Systems, Inc. and the term “EWSO” refers to E-Waste Systems (Ohio), Inc. (formerly known as Tech Disposal, Inc.)  This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this report.  On September 20, 2012, E-Waste Systems (Ohio) completed the physical transfer of certain of its business and assets to Two Fat Greeks, LLC

Business Strategy Next 12 Months

Our strategy for growth comprises the following key elements:

Build a global brand: Our brand is unique and is being promoted through our website and public relations to attain awareness of and alignment with the highest compliance standards in the world, led by Europe’s WEEE Directive. Our commitment is to continuously enhance and achieve the best brand in the industry, to the benefit of our clients and our business partners.  We recognize that e-waste is a global problem that requires a global solution. We are therefore committed to developing and managing a worldwide presence, and intend to do so by using licensing and affiliations as a principle method to do so. We have and will continue developing affiliations with quality companies that share our business and environmental principles, which expand the geographic and service coverage of the company, and which can do so with a lower capital outlay for our shareholders. Since launching this initiative, in early 2013 sale of five new licenses occurred and the company is actively discussing additional opportunities in several countries, including China, the USA, India, Spain& Portugal, Australia, Canada, Turkey, Ghana, and others.

Expand our Technology: We are committed to developing and deploying a portfolio of proprietary engineering and technologies that can extract maximum value from end-of-life assets while minimizing environmental impact. These technologies include software solutions as well as high-end separation, refining, and processing technologies applied to component materials and output streams such as plastics, precious metals, glass, carbon, and bio-materials. Since announcing this element of our strategy, we have created our new ePlant1000 line of recycling engineering and entered into a software development agreement with Village Green Global to develop e-waste management software and the ability to conduct carbon credit trading.

Accelerate our Revenues.  We intend to sell new licenses which generate revenue from up front license fees and from subsequent royalties under our brands; from sale of technologies; from management services; from resale of still usable end of life electronics; from sale of extracted commodities produced by recycling; and from selected acquisitions.  Since the start of 2013, we have entered into management agreements which will provide a revenue stream; have negotiations underway with several acquisitions; and have partnered with affiliates to conduct recycling events in southern California.

E-Waste (Ohio)

Founded in March 2010 and headquartered in Columbus, Ohio, EWSO’s business provided repair, refurbishment and end-of life processing of electronic equipment to customers who are primarily located in or around Columbus, Ohio.

Overview

Founded in March 2010 and headquartered in Columbus, Ohio, EWSO’s business provided repair, refurbishment and end-of life processing of electronic equipment to customers who are primarily located in or around Columbus, Ohio.

Our Strategy in the Next 12 Months

Our management developed a plan governing the processes to be deployed for the first weeks and months following closing of the acquisition of EWSO, elements of which are described in the following paragraphs.

EWSO moved to new, larger premises to accommodate a larger inventory.  This resulted from new vendor relationships such as with Toshiba, with the Columbus School Board, with Solid Waste Authority of Central Ohio, and with Tech Columbus, which we retain.

Management  organized a series of promotional activities to raise awareness and to increase sales, including a new and expanded website, press releases and interviews for newspapers and magazines, email marketing to the data base of contacts obtained in the acquisition, retaining of key individuals with significant business development expertise.

In February 2012, management secured a financing facility in the form of a single 12 month promissory note for $100,000, to which an annual interest cost of 14% applies, which facility provided working capital to be used exclusively for the purchase of electrical and electronic waste for feedstock to our Columbus based operation.

New systems and procedures were introduced such that materials flowed into and out of the company more efficiently.  A new accounting system was implemented shortly before the acquisition closed.  New procedures for budgeting, treasury management, spending authority approval, and personnel policies were introduced.

After almost 12 months of sustained losses from operations, management reached the conclusion it was unable to deliver on the objectives it had set for the business operations it acquired with its purchase of TDI on October 14, 2011. The principal barriers to success that management encountered derived from significant differences in how to transact business with the previous owner.  The most immediate impact of the adverse commercial and operational performance described above was cash generation in amounts that were consistently insufficient to cover the operational expenses of EWSO and the cost of servicing the promissory note it issued in February 2012. Accordingly, on September 20, 2012, EWSO completed the physical transfer of certain of its business and assets to Two Fat Greeks, LLC, a company controlled by Mr. George Pardos, who founded TDI in March 2010 and is also a shareholder in E-Waste Systems, Inc. In connection with this transfer, EWSO assigned its lease on the premises at 1033 Brentnell Avenue, Columbus, Ohio to Two Fat Greeks, LLC. In consideration for the transfer of its business and assets, Two Fat Greeks LLC has agreed to pay EWSO the sum of $65,000 in due course. Due to the uncertainty of its collection, the consideration receivable has not been recognized in the Company’s condensed consolidated financial statements for the year ended December 31, 2012.  Consequently, the Company has recorded a loss on disposal of discontinued operations (EWSO’s business and assets), equal to the amount of the aggregate book values of the separate assets disposed of on September 20, 2012.

Notwithstanding the decision to dispose of part of our operations in Ohio, our management continues to focus on the execution of the business strategy and to continue with these, and other, initiatives during the next 12 months while carefully managing our cash-based cost commitments until such time that additional sources of capital and revenue might become available.

Factors impacting EWSI’s Consolidated Results of Operations

The principal factors that impact our past and future results of operations include:

•
Availability of feedstock volumes. We do not have any formal contracts with suppliers of feedstock batches. There is no mechanism in place that effectively underpins our access to a regular, predictable volume of feedstock each week/month. Our revenue streams are all dependent on batches of used electronic equipment being available to fuel the repair, refurbishment and spare parts recovery processes from which the revenue base is derived.

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

Consolidated Results of Operations for E-Waste Systems, Inc.

12 Months Ended December 31, 2012 Compared to 12 Months Ended December 31, 2011

Revenues-Discontinued Operations

We generated revenue of $93,130 during the 12 months ended December 31, 2012, compared with $575,972 for the 12 months ended December 31, 2011.  Sales realized during the 12 months ended December 31, 2012 are primarily attributable to repaired and refurbished photocopiers and personal computers sold into the second hand market place together with earnings derived from sales of electronic scrap collected at the end of our repair, refurbishment and spare parts recovery processes.  The decreased revenue for the 12 months ended December 31, 2012 compared with the corresponding period of 2011 was primarily the result of our inability to gain access to the same volumes of end-of-life imaging equipment that management of our predecessor was able to secure during 2011.  Certain key clients undertook large scale replacement projects for their imaging equipment during 2011, which provided quantities of attractive used equipment for our predecessor to process and sell as second-hand units.

Cost of Sales – Discontinued Operations

Cost of sales for the nine months ended December 31, 2012 amounted to $74, 841, compared with $360,613 for the 12 months ended December 31, 2011.  Costs of sales were comprised primarily of the cost of acquiring batches of used electronic equipment together with the labor cost incurred in processing them.  The increased cost of sales during the 12 months ended December 31, 2011 compared with the same period in 2012 is because our predecessor acquired and processed a significantly greater volume of end-of-life equipment than we have been able to during the current year.

Gross Profit – Discontinued Operations

Gross profit for the nine months ended December 31, 2012 was $18,290, or approximately 20% of revenues, compared to gross profit of $215,358, or approximately 37% of revenues, for the 12 months ended December 31, 2011, reflecting the greater attractiveness to second-hand buyers of the product acquired and processed during 2011 compared with the current year.

Operating Expenses – Continuing Operations
.
We incurred operating expenses of $1,057,509 and 1,296,917 for the 12 months ended December 31,2011 and December 31, 2012, respectively.  Our operating expenses for the 12 months ended December 31, 2011 and December 31, 2012 consisted of directors’ and officers’ accrued compensation, professional fees and general and administrative expenses.

Operating Expense-Discontinued Operations

We incurred operating expenses of 99,994 for the 12 months ended December 31, 2012, as compared to operating expenses of $227,195 in 2011.  Our operating expenses for the year ended December 31, 2012 consisted of labor, depreciation and general and administrative expenses, including rent on the Columbus, Ohio facility.
.
Other Items-Continuing Operations

We incurred other expenses of $11,281 and $152,672 for the 12 months ended December 31, 2011 and December 31, 2012, respectively.  Other income and expenses for the 12 months ended December 31, 2012 are comprised of interest expense and a gain on derivative liability. Other income and expenses for the 12 months ended December 31, 2012 are comprised of loss on the settlement of contingent consideration related to our acquisition of EWSO on October 14, 2011, interest expense on demand notes payable and both interest on, as well as a gain associated with a derivative liability attaching to our convertible debt.

Other Items-Discontinued Operations

We incurred interest expenses of $0 for the 12 months ended December 31, 2012, as compared with other expenses of $0 for the same period ended December 31, 2011.  Our predecessor was debt free during the corresponding period of 2011.

Net Income (Loss)-Continuing Operations

As a result of the above, we reported a net loss of $1,068,790 and 1,449,589 for the 12 months ended December 31, 2011 and December 31, 2012, respectively.

Net Income (Loss)-Discontinued Operations

As a result of the above, for the 12 months ended December 30, 2012 and 2011, we reported a net loss of $81,704 and $351,959, respectively.

Liquidity and Capital Resources

As of December 31, 2012, our consolidated balance sheet presented total current assets of $139 and total current liabilities of $1,907,980, which resulted in a working capital deficit of $1,907,841.

To date, we have relied upon issuances of unsecured notes to finance our operations and help us meet our short-term obligations.  There is no assurance that we will be able to continue to issue notes to finance our short-term obligations.  Our present capital resources are insufficient to implement our business plan,  Over the next twelve months we anticipate incurring expenditures of approximately $600,000 to implement our business plan.,  The operating expenses for the year will consist primarily of compensation for senior management, professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, travel and general office expenses.  Our current cash on hand is insufficient to make our planned expenditures and to pay for our general operating expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue to implement our business plan during and beyond the next twelve months.

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

Contractual obligations

From time to time the Company has received funds from related parties to fund operations.  The note bears interest at 12 percent, is  unsecured and  due on demand.  On March 7, 2012, the Company satisfied all principal and interest obligations with respect to the related party payables through the issuance of 28,335 shares of common stock.  The number of shares issued and the resultant gain  on conversion has been recognized in the consolidated statement of operations for the year ended December 31, 2012 and is based on the trading price of the Company’s common stock, which was $1.50 on the date of conversion.

On May 2, 2011 the Company borrowed $73,500 from an unrelated third party entity in the form of a convertible note, $13,000 of which was received in cash and $60,500 of which was received in the form of operating expenses paid on behalf of the Company by the creditor.  The note bore interest at a rate of 12 percent per annum, with principal and interest due in full on January  2, 2012.

The principal balance of the note along with accrued interest was convertible at any time, at the option of the note holder, into the Company's common stock at a price 10% below the current market price.  The current market price is defined as the average of the daily closing prices per share for the previous 30 days on the date of conversion.  For purposes of the note, “current market price” is defined as the average of the lowest three daily closing prices per share for the five business days prior to the date of conversion.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded an initial derivative liability and debt discount of $26,904 on the origination date of the note. As of December 31, 2011, the Company had amortized $26,904 of the total outstanding debt discount leaving an unamortized debt discount of $-0-.

On March 7, 2012, the Company satisfied its obligations with respect to this related party note payable through the issuance of 43,193 shares of common stock.  The number of shares issued and the resultant gain on conversion has been recognized in the consolidated statement of operations for the year ended December 31, 2012 and is based on the trading price of the Company’s common stock, which was $1.50 on the date of conversion.  Prior to conversion, the Company recognized $3,717 interest expense on this convertible note payable.

On October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable.  The note accrues interest at 12 percent and is due twelve months from the date of origination or December 28, 2012.  The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share.   The Company recognized $1,445 and  $252 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $1,697 and $252 as of December 31, 2012 and 2011, respectively.  The note is currently in default and all default terms have been recognized in the presentation of the note payable.

Notes Payable Activity for the Year Ended December 31, 2012

On February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14 percent, are unsecured and are due on demand. During the year ended December 31, 2012, the Company recognized $9,311 of interest expense on these notes payable leaving balances in accrued interest of $5,095 and $4,216, respectively as of December 31, 2012.

On February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a promissory note. The funds are to support the working capital requirements of the business and specifically, the procurement of electronic waste for refurbishment or recycling. As of December 31, 2012, approximately $17,000 of the funds lent had been applied to purchase feed stocks for the Company’s discontinued operations. The promissory note accrues interest at 14 percent and is due on March 24, 2013.  The note is currently in default and all default terms have been recognized in the presentation of the note payable.  During the year ended December 31, 2012, the Company recognized $11,929 of interest expense and made payments on accrued interest of $4,897 on this promissory note leaving a balance in accrued interest of $7,032 on December 31, 2012.

On August 27, 2012, the Company executed a promissory note in the principal sum of $150,000.  The consideration to be provide by the note holder is $135,000.  A $15,000 (10%) original issue discount (“OID”) applies to the principal sum.  The note holder made payments of $25,000 and $15,000 of the total consideration during the year and may pay additional consideration to the Company in such amounts and at such dates as it may choose in its sole discretion.  The principal sum due to the note holder is to be prorated based on the consideration actually aid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees.  The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable.  The OID in respect of the consideration received on the date of execution equaled $4,445, which is included in interest expense for the year.

The note contains a conversion feature wherein the note bay be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date.  Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $4,4445 on the payment dates of the note. As of December 31, 2012, the Company had amortized $13,334 of the total outstanding debt discount leaving unamortized debt discounts of $31,111.

On December 31, 2012, the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500.  One the same date and under the same terms, the Company executed two other convertible notes payable with face values of $11,000 and $29,000 in exchange for services provided to the Company.  The notes are unsecured, bear interest at 6% per annum and are due on December 31, 2015.  The notes are also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded was $25,313.  The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense.  As of December 31, 2012, the Company has amortized $-0- of the total outstanding debt discounts leaving an unamortized debt discount of $25,313.

The components of notes payable are summarized in the table below:

	December 31,	December 31,
	2012	2011

Note payable to a related party, bearing interest at 12%, unsecured, due on March 7, 2012	$-	$50,240
Convertible note payable to an unrelated party, bearing interest at 12%, unsecured, due on March 7, 2012	-	73,500
Convertible note payable to a related party, bearing interest at 12%, unsecured, due on October 28, 2012 (note is in default)	12,000	12,000
Notes payable to an unrelated party, bearing interest at 14%, unsecured, due on demand	75,000	-
Note payable to an unrelated party, bearing interest at 14%, unsecured, due on March 24, 2013 (note is in default)	100,000
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, $27,778 due on August 27, 2013 and $16,667 due on October 10, 2013	44,445	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	11,000	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	29,000	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	162,500	-
Unamortized debt discounts on issuances of convertible debt	(56,424)	-

Total	$377,521	$135,740

Lease Commitments.

We have an office at the Los Angeles Clean Tech Incubator, at 411 S. Hewitt Street Los Angeles, CA 90013, which is sponsored by the City and County of Los Angeles, CA.  This lease requires no payments until we successfully raise at least $1.5million in equity.   We also have month-month variable access to a warehouse in Columbus, OH but have not entered into a lease obligation.  We entered into a variable lease agreement in the People’s Republic of China, at 302 Golden Finance Tower, 58 Yan'an East Road, Shanghai, China 200040.

Consolidated Cash Used in Operating Activities

Continuing operating activities in the 12 months ended December 31, 2012 used cash of $298,157, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for the 12 months ended December 31, 2011 of $433,096 was the primary reason for our negative operating cash flow.  The impact of consolidated net loss from continuing operations on our consolidated operating cash flow for the 12 months ended December 31, 2012 was substantially offset by increases in accrued compensation for directors and officers of $602,044 and professional services received by the Company amounting to $109,679, which were paid for with shares of common stock.

Discontinued operations in the 12 months ended December 31, 2012 and 2011used and generated cash of $76,803 and $351,584 respectively

Consolidated Cash Used in Investing Activities

We did not use any cash in investing activities for the 12 months ended December 31, 2012 or 2011.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the company.  Consolidated net cash flow provided by continuing financing activities for the 12 months ended December 31, 2012 was $215,000, which consisted of $215,000 in proceeds from convertible notes payable.

Net cash flow provided by discontinued financing activities for the twelve months ended December 31, 2012 and 2011 was $0 and $0, respectively

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full description of our accounting policies as required by GAAP, refer to our consolidated financial statements for the year ended December 31, 2012, that are included in this Annual Report on Form 10-K. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are described in our consolidated financial statements for the year ended December 31, 2012.

Item 8.   Financial Statements and Supplementary Data

See the consolidated financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Martin Nielson.  Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are not effective, we are, however, still in the process of considering changes in our disclosure controls and procedures..

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Secretary/Treasurer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting During the quarter ended December 31, 2012, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited staff to carry out administrative duties: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors.

Name	Age	Office(s) Held

Martin Nielson	61	President, Chief Executive Officer and Director

David Severson	55	Interim Chief Financial Officer

Susan Johnson	65	Secretary and Treasurer

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

David Severson  Mr. Severson’s background in public company financial management includes SEC filings and compliance as well as serving as an outside controller for law firms, medical practices, manufacturers and small businesses since 1989. From May, 2006 through December, 2008, Mr. Severson served as the outside controller for Lab4Less, LLC.  He served as the Controller for Helix Wind Corp (HLXW.OB) from the beginning of 2009 until the Company’s sale to Sauer Energy in 2012. During that time he managed day-to-day company finance and accounting functions and participated in SEC reporting and the preparation of financial models and pro forma financial statements. He has a CPA practice in Southern California and has worked with a variety of individuals and businesses preparing tax returns and financial statements, formulating and implementing tax planning strategies, and preparing business plans and financing models. Mr. Severson is a CPA with a BBA in Accounting from Kent State University, and did graduate studies at San Diego State University.

Susan Johnson    Ms. Johnson currently is the President of CSJ Solutions, LLC, a company that assists new companies to incorporate in the various states and is resident agent for many of them in the State of Nevada.  Ms. Johnson has over 43 years of experience in the industry.   She worked at Language Access Network, Inc., a publicly traded company, as in-house paralegal from 2006 until 2008. Beginning March 2008, she began working at Capital City Energy Group, Inc. as a paralegal.  For the last 12 years, she has worked as a paralegal, specializing in corporate and securities work and has attended classes given by the SEC Institute in order to hone her skills in this area.   The many years that Ms. Johnson has spent in the corporate environment uniquely qualifies her to act as our Secretary and Treasurer.  She has worked for many different types of industries ranging from chemical companies to law offices.  The majority of her career in the last 20 years has been at a management level in all aspects including accounting, sales, marketing, as well as performing executive assistant duties to the CEO’s and Presidents of many of those companies.  Ms. Johnson attended Eastern Kentucky University, where she studied English Literature.  Ms. Johnson also attended Community College of Southern Nevada where she studied American Sign Language.

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

Committees of the Board

Our board of directors currently consists of one person, Martin Nielson; however, we expect our board, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt a charter relative to each such committee.  We intend to appoint such persons to committees of the board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirement until we elect to seek listing on a national securities exchange.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Martin Nielson, at the address appearing on the first page of this annual report.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy and Insider Trading Policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and all persons working with the company.  Copies of both policies can be obtained by any person from the company's website at www.ewastesystems.com

Item 11.  Executive Compensation

The table below summarizes all compensation earned by our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Martin Nielson President, Chief Executive Officer	2012 2011	372,969 372,969	0 0	0 0	0 0	0 0	0 0	0 0	372,969 372,939

Carolyne Susan Johnson Secretary/Treasurer	2012 2011	86,000 86,000	0 0	0 0	0 0	0 0	0 0	0 0	86,000 86,000

David Severson Interim Chief Financial Officer	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  December 31, 2012, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC.  The information is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after December 31, 2011 through the exercise of any stock option, warrant or other right.  The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner:

Beneficial owner	Number of shares beneficially owned (1)	Percent of Class (2)

Officers and Director

Martin Nielson	72,500,000	54.0%
David Severson	1,788,306.013%
Susan Johnson	-	-

5% Shareholders

None	-	-

Total of Officers, Directors and 5% Shareholders	74,288,306	56.0%

(1)
Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2)	A total of 132,254,577 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(3)	Mr. Hollinshead, Mr. Magor and Mr. Munday resigned as officers or directors of the Company as of November 28, 2012, November 30, 2012 and November 30, 2012, respectively.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described above and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since December 31, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On October 28, 2011 the Company entered into a convertible note with the wife of our president, chief executive officer and director to pay for certain expenses incurred by the Company.  The note bears interest at 12% per annum, is non-secured, and due on the first anniversary of its date of issuance.  As of December 31, 2012, the Company had borrowed a total of $12,000 and recognized $256 of accrued interest on the note.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees

2012	$25,500	$0	$0	$0
2011	$18,000	$0	$0	$0

Our Board has not adopted a procedure for pre-approval of all fees charged by our independent auditors.  The Board approves the engagement letter with respect to audit, tax, review services, and other services.

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2012 and 2011

F-3	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011;

F-4	Consolidated Statement of Stockholders’ Equity for period from inception to December 31, 2012;

F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011;

F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
E-Waste Systems, Inc.

We have audited the accompanying consolidated balance sheets of E-Waste Systems, Inc. ("The Company") as of December 31, 2012 and 2011 (as restated), and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Waste Systems, Inc. as of December 31, 2012 and 2011 (as restated), and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC
     Sadler, Gibb & Associates, LLC
     Salt Lake City, UT
     April 15, 2013

office:  801.528.9222
fax:      801.528.9223

www.sadlergibb.com / 170 Main Street Suite 1120, Salt Lake City, UT 84001

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011
		(restated)
CURRENT ASSETS
Cash	$139	$6,493

TOTAL ASSETS	$139	$6,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$339,684	$220,815
Accrued expenses, related parties	1,247,355	508,750
Short-term related party notes payable	-	50,240
Short-term notes payable	175,000	-
Short-term related party convertible notes payable, net	12,000	12,000
Short-term convertible notes payable, net	13,334	73,500
Current portion of convertible notes payable, net	59,062	-
Derivative liability	61,545	7,371

Total Current Liabilities	1,907,980	872,676

LONG-TERM LIABILITIES
Long-term convertible notes payable, net	118,125	-

Total Long-term Liabilities	2,026,105	872,676

LIABILITIES FROM DISCONTINUED OPERATIONS, NET	-	287,591

Total Liabilities	2,026,105	1,160,267

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized
at par value of $0.001, -0- and 400 shares issued
and outstanding, respectively	-	1
Common stock, 490,000,000 shares authorized
at par value of $0.001, 106,504,926 and 100,764,624
shares issued and outstanding, respectively	106,505	100,765
Additional paid-in capital	904,032	213,706
Accumulated deficit	(3,036,503)	(1,468,246)

Total Stockholders' Deficit	(2,025,966)	(1,153,774)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$139	$6,493

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2012	2011
		(restated)

REVENUES	$-	$-

OPERATING EXPENSES
Officer and director compensation	770,890	499,417
Professional fees	498,555	520,832
General and administrative	27,472	37,260

Total Operating Expenses	1,296,917	1,057,509

LOSS FROM OPERATIONS	(1,296,917)	(1,057,509)

OTHER EXPENSES
Interest expense	(59,228)	(39,709)
Loss on settlement of contingent consideration	(66,671)	-
Foreign currency tranaction gain (loss)	(27,203)	8,895
Gain (loss) on derivative liability	430	19,533

Total Other Expenses	(152,672)	(11,281)

LOSS BEFORE INCOME TAXES	(1,449,589)	(1,068,790)

Provision for income taxes	-	-

NET LOSS FROM CONTINUING OPERATIONS	(1,449,589)	(1,068,790)

Loss from discontinued operations	(81,705)	(351,959)
Loss on disposal of discontinued operations	(36,963)	-

Loss from Discontinued Operations, Net of Income Taxes	(118,668)	(351,959)

NET LOSS	$(1,568,257)	$(1,420,749)

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.01)	$(0.01)
BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.00)
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	102,267,174	100,139,193

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Statement of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	-	$-	100,000,000	$100,000	$(92,000)	$(47,497)	$(39,497)

Preferred and common stock issued
in acquisition of subsidiary	400	1	200,000	200	69,319	-	69,520

Common stock issued for services	-	-	564,624	565	212,887	-	213,452

Capital contributions
from a related party	-	-	-	-	23,500	-	23,500

Net loss for the year ended
December 31, 2011 (restated)	-	-	-	-	-	(1,420,749)	(1,420,749)

Balance, December 31, 2011	400	$1	100,764,624	$100,765	$213,706	$(1,468,246)	$(1,153,774)

Common stock issued for services	-	-	5,375,433	5,375	104,304	-	109,679

Common stock issued for
conversion of debt	-	-	71,528	72	140,592	-	140,664

Common stock issued to settle
contingent consideration	(400)	(1)	293,341	293	378,117	-	378,409

Capital contributions
from a related party	-	-	-	-	42,000	-	42,000

Debt discounts recorded on
convertible notes payable	-	-	-	-	25,313	-	25,313

Net loss for the year ended
December 31, 2012	-	-	-	-	-	(1,568,257)	(1,568,257)

Balance, December 31, 2012	-	$-	106,504,926	$106,505	$904,032	$(3,036,503)	$(2,025,966)

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011
		(restated)
OPERATING ACTIVITIES
Net loss	$(1,568,257)	$(1,420,749)
Adjustments to reconcile net loss to
net cash used by operating activities:
Expenses paid by shareholders on behalf of the Company	-	60,500
Foreign currency tranaction gain (loss)	27,203	(8,895)
Notes payable executed for professional services	152,500	-
Loss on settlement of contingent consideration	66,672	-
Loss on disposal of discontinued operations	36,963	-
Amortization of debt discounts	13,334	26,904
Origination interest on derivative liability	31,528	-
Change in derivative liability	(430)	(19,533)
Contributed capital from a related party	42,000	-
Common stock issued for services	109,679	213,452
Changes to operating assets and liabilities:
Accounts payable and accrued expenses	188,607	194,630
Accrued expenses, related parties	602,044	520,595

Net Cash Used in Continuing Operating Activities	(298,157)	(433,096)
Net Cash Provided by Discontinued Operating Activities	76,803	351,584
Net Cash Used in Operating Activities	(221,354)	(81,512)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Cash acquired in acquisition of subsidiary	-	2,577
Proceeds from convertible notes payable	215,000	13,000
Proceeds from convertible notes payable, related parties	-	12,000
Proceeds from note payable, related parties	-	53,600
Cash payments on note payable, related parties	-	(17,237)
Proceeds from contributed capital	-	23,500

Net Cash Provided by Continuing Financing Activities	215,000	87,440
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	215,000	87,440

NET INCREASE (DECREASE) IN CASH	(6,354)	5,928
CASH AT BEGINNING OF PERIOD	6,493	565

CASH AT END OF PERIOD	$139	$6,493

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$4,897	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts on convertible notes payable	$25,313	$26,904
Contingent liabilities and equity issued
for acquisition of subsidiary	$-	$361,519
Common stock issued for conversion of debt	$140,664	$-

The accompanying notes are an integral part of these consolidated financial statements.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

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

On September 20, 2012 the Company’s wholly owned subsidiary, E-Waste Systems (Ohio), Inc. completed the physical transfer of its business and assets to Two Fat Greeks, LLC, a company controlled by George Pardos, who is a shareholder in the Company. The disposition and operations of the assets have been classified as discontinued operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $2,906,676 as of December 31, 2012.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2012 include the accounts of the Company and its wholly-owned subsidiary, E-Waste Systems of Ohio, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  The Company had $139 and $6,493 in cash and cash equivalents at December 31, 2012 and 2011, respectively.

Inventory

Inventories are stated at the lower of cost or market using the average cost or specific identification methods and consist of finished goods available for sale. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required.  As of December 31, 2012 and 2011, the Company recorded no inventory adjustments that were considered necessary due to such market conditions.

In accordance with ARB No. 43 “Inventory Pricing,” the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory. The entire amount of inventory at December 31, 2011 was owned by EWSO and as such has been included in liabilities from discontinued operations, net on the face of the balance sheet at year end.  Inventories are determined based on the first-in first-out (FIFO) basis.  Inventory consists of solely of finished goods.  As of December 31, 2012 and 2011 inventory consisted of the following:

	December 31, 2012	December 31, 2011

Raw materials	$-	$-
Finished goods	-	17,000
Work in process	-	-
Subtotal	-	17,000
Reserve for Obsolescence	-	-
Total	$-	$17,000

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

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value.

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

The gross amount of goodwill at December 31, 2012 and 2011 was $249,749 and $249,749, respectively, with accumulated impairments of $249,749.  The net amount of goodwill at December 31, 2012 and 2011 was $-0- and $-0-, respectively.  During the year ended December 31, 2011, the Company recorded an impairment charge totaling $249,749 related to purchased goodwill whose carrying value was determined to be greater than its fair value under the methodology described above.

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

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $11,000 and $-0- as of December 31, 2012 and 2011, respectively.

Stock-Based Compensation

The Company has adopted ASC 718, using the modified prospective method, in accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. As of December 31, 2012 and 2011, the Company has not issued any share-based payments to its employees or third parties.

Foreign Currency
Foreign currency transactions denominated in a currency other than the US Dollar, which is the Company’s functional currency, are included in determining net income for the period.

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

Basic and Diluted Loss per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were66,681,550 such common stock equivalents as a result of convertible notes payable outstanding as of December 31, 2012 and 2011.

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

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments (Continued)

Level 1- Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, notes payable, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash and derivative liability is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2011 financial statements have been reclassified to conform to the presentation in the December 31, 2012 financial statements.

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

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

NOTE 4 – ACQUISITION OF SUBSIDIARIES (CONTINUED)

Acquisition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.) (Continued)

The assets and liabilities of E-Waste Systems of Ohio, Inc. as of the acquisition date was recorded at their estimated fair value. A preliminary allocation of the purchase price is as follows:

Cash and cash equivalents	$2,577
Inventory	17,000
Fixed assets, net	10,415
Deposits	2,500
Customer list	90,000
Goodwill	249,749
Total assets acquired	372,241

Accounts payable	10,722
Total liabilities acquired	10,722
Net assets acquired	$361,519

NOTE 5 – DISCONTINUED OPERATIONS

Disposition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.)

On September 20, 2012 the Company’s wholly owned subsidiary, E-Waste Systems (Ohio), Inc. completed the physical transfer of certain of its business and assets to Two Fat Greeks, LLC, a company controlled by George Pardos, who is also a shareholder in E-Waste Systems, Inc.  In connection with this transfer, E-Waste Systems (Ohio), Inc. has agreed to assign its lease on the premises at 1033 Brentnell Avenue, Columbus, Ohio to Two Fat Greeks, LLC.  The value of this consideration receivable, including any gain on disposal associated therewith, has been fully impaired in these financial statements because its collection is uncertain.

Inventory	$34,057
Receivables	71,890
Property & equipment, net	8,147
Deposits	4,405
Accrued liabilities	(16,536)
Allowance for doubtful accounts	(65,000)
Loss on disposal of discontinued operations	$36,963

The transferred business and assets of E-Waste Systems (Ohio) Inc. have been presented as discontinued operations in these financial statements, with the total book value disposed of $36,963 shown as a loss on disposal of discontinued operations.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company’s property and equipment from discontinued operations consisted of the following amounts as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Vehicles	$-	$12,875
Sub Total	-	12,875	,
Accumulated Depreciation	-	(3,010)
Total	$-	$9,865

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

NOTE 6 - PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense from discontinued operations was $1,717 and $550, for the years ended December 31, 2012 and 2011, respectively. The entire historical cost of property and equipment, accumulated depreciation and depreciation expense at December 31, 2011 was owned by EWSO and as such has been included in liabilities from discontinued operations, net on the face of the balance sheet at year end.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

During the year ended December 31, 2011, the Company’s goodwill impairment test indicated that future cash flows from the acquisition of E-Waste Systems of Ohio, Inc. would not support the carrying value of the associated goodwill.  Therefore the Company recorded a goodwill impairment charge of $249,749 which was calculated as the difference between the fair value of the assets and liabilities of the reporting unit, including the carrying value of its goodwill, to the reporting unit’s fair value, measured by an income approach utilizing projected cash flows.  No impairment on goodwill was recognized during the year ended December 31, 2012.

Intangible Assets

Intangible assets include assets capitalized as a result of the Company’s acquisition of E-Waste Systems of Ohio, Inc. and represent the valuation of the customer list acquired based on net cash flows from the subsidiary’s customer relationships.  After close of the acquisition, the Company determined that the future cash flows from the acquisition would not support the carrying value of the associated intangible asset.  Therefore the Company recorded an impairment charge of $90,000 to fully impair the asset. No impairment on intangible assets was recognized during the year ended December 31, 2012.

NOTE 8 - RELATED PARTY TRANSACTIONS

From time to time the Company has received funds from related parties to fund operations.  The note bears interest at 12 percent, is  unsecured and  due on demand.  On March 7, 2012, the Company satisfied all principal and interest obligations with respect to the related party payables through the issuance of 28,335 shares of common stock.  The number of shares issued and the resultant gain  on conversion has been recognized in the consolidated statement of operations for the year ended December 31, 2012 and is based on the trading price of the Company’s common stock, which was $1.50 on the date of conversion.

NOTE 9 –NOTES PAYABLE

Notes Payable Activity for the Year Ended December 31, 2011

On May 2, 2011 the Company borrowed $73,500 from an unrelated third party entity in the form of a convertible note, $13,000 of which was received in cash and $60,500 of which was received in the form of operating expenses paid on behalf of the Company by the creditor.  The note bore interest at a rate of 12 percent per annum, with principal and interest due in full on January  2, 2012.

The principal balance of the note along with accrued interest was convertible at any time, at the option of the note holder, into the Company's common stock at a price 10% below the current market price.  The current market price is defined as the average of the daily closing prices per share for the previous 30 days on the date of conversion.  For purposes of the note, “current market price” is defined as the average of the lowest three daily closing prices per share for the five business days prior to the date of conversion.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded an initial derivative liability and debt discount of $26,904 on the origination date of the note. As of December 31, 2011, the Company had amortized $26,904 of the total outstanding debt discount leaving an unamortized debt discount of $-0-.  See Note 10 for treatment of derivative liability associated with convertible notes payable.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

NOTE 9 –NOTES PAYABLE (CONTINUED)

Notes Payable Activity for the Year Ended December 31, 2011 (Continued)

On March 7, 2012, the Company satisfied its obligations with respect to this related party note payable through the issuance of 43,193 shares of common stock.  The number of shares issued have been recognized in the consolidated statement of operations for the year ended December 31, 2012 and is based on the trading price of the Company’s common stock, which was $1.50 on the date of conversion.  Prior to conversion, the Company recognized $3,717 interest expense on this convertible note payable.

On October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable.  The note accrues interest at 12 percent and is due twelve months from the date of origination or December 28, 2012.  The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share.   The Company recognized $1,445 and  $252 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $1,697 and $252 as of December 31, 2012 and 2011, respectively.  The note is currently in default and all default terms have been recognized in the presentation of the note payable.

Notes Payable Activity for the Year Ended December 31, 2012

On February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14 percent, are unsecured and are due on demand. During the year ended December 31, 2012, the Company recognized $9,311 of interest expense on these notes payable leaving balances in accrued interest of $5,095 and $4,216, respectively as of December 31, 2012.

On February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a promissory note. The funds are to support the working capital requirements of the business and specifically, the procurement of electronic waste for refurbishment or recycling. As of December 31, 2012, approximately $17,000 of the funds lent had been applied to purchase feed stocks for the Company’s discontinued operations. The promissory note accrues interest at 14 percent and is due on March 24, 2013.  The note is currently in default and all default terms have been recognized in the presentation of the note payable.  During the year ended December 31, 2012, the Company recognized $11,929 of interest expense and made payments on accrued interest of $4,897 on this promissory note leaving a balance in accrued interest of $7,032 on December 31, 2012.

On August 27, 2012, the Company executed a promissory note in the principal sum of $150,000.  The consideration to be provide by the note holder is $135,000.  A $15,000 (10%) original issue discount (“OID”) applies to the principal sum.  The note holder made payments of $25,000 and $15,000 of the total consideration during the year and may pay additional consideration to the Company in such amounts and at such dates as it may choose in its sole discretion.  The principal sum due to the note holder is to be prorated based on the consideration actually aid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees.  The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable.  The OID in respect of the consideration received on the date of execution equaled $4,445, which is included in interest expense for the year.

The note contains a conversion feature wherein the note bay be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date.  Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $4,4445 on the payment dates of the note. As of December 31, 2012, the Company had amortized $13,334 of the total outstanding debt discount leaving unamortized debt discounts of $31,111.  See Note 10 for treatment of derivative liability associated with convertible notes payable.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

NOTE 9 –NOTES PAYABLE (CONTINUED)

Notes Payable Activity for the Year Ended December 31, 2012 (Continued)

On December 31, 2012, the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500.  One the same date and under the same terms, the Company executed two other convertible notes payable with face values of $11,000 and $29,000 in exchange for services provided to the Company.  The notes are unsecured, bear interest at 6% per annum and are due on December 31, 2015.  The notes are also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded was $25,313.  The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense.  As of December 31, 2012, the Company has amortized $-0- of the total outstanding debt discounts leaving an unamortized debt discount of $25,313.

The components of notes payable are summarized in the table below:

	December 31,	December 31,
	2012	2011

Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	$11,000	$-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	29,000	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	162,500	-
Unamortized debt discounts on issuances of convertible debt	(25,313)	-
Total long-term debt	177,187	-
Current portion of long-term debt, net	(59,062)	-
Total Long-term Debt, net of Current Portion	$118,125	$-

Note payable to a related party, bearing interest at 12%, unsecured, due on March 7, 2012	$-	$50,240
Convertible note payable to an unrelated party, bearing interest at 12%, unsecured, due on March 7, 2012	-	73,500
Convertible note payable to a related party, bearing interest at 12%, unsecured, due on October 28, 2012 (note is in default)	12,000	12,000
Notes payable to an unrelated party, bearing interest at 14%, unsecured, due on demand	75,000	-
Note payable to an unrelated party, bearing interest at 14%, unsecured, due on March 24, 2013 (note is in default)	100,000
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, $27,778 due on August 27, 2013 and $16,667 due on October 10, 2013	44,445	-
Discounts on short-term convertible notes payable	(31,111)
Derivative liability on short-term convertible notes	61,545
Current portion of long-term debt, net	59,062
Total Short-term Notes Payable	$320,941	$135,740

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

NOTE 10 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock.  The conversion terms of the convertible note executed on August 27, 2012 (total face value of $44,445) are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  As a result, the Company has determined that the conversion features imbedded in the notes are not considered to be solely indexed to the Company’s own stock and are therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with convertible notes payable.

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of 1.00 year, risk free rate 0.18 percent, and annualized volatility of between 260 and 282 percent to record a derivative liability of $58,646.  At December 31, 2012, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.65 and 0.78 years, risk free rate of 0.16 percent, and annualized volatility of between 310 and 331 percent and determined that, during the year ended December 31, 2012, the Company’s derivative liability decreased by $2,899 to $61,545. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.  This loss on derivative liability was offset by a gain on derivative liability of $3,329 recognized at conversion of an existing convertible note payable on March 7, 2012.  As such, the Company recorded a net gain on derivative liability of $430 during the year ended December 31, 2012.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

Operating Leases

The Company leased office and warehouse space in Columbus, Ohio under an operating lease.  The lease provided for a lease payment of $4,200 per month from December 1, 2012 through November 30, 2013, and a lease payment of $4,400 per month from December 1, 2013 through November 30, 2014, and lease payments thereafter on a month-to-month basis at a rate of $4,568 per month. On September 20, 2012, this lease was assigned to Two Fat Greeks, LLC as part of the transfer of the Company’s assets and business to Two Fat Greeks, LLC, and as such, the Company has no ongoing minimum lease payments associated with the lease.

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

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingent Consideration (Continued)

On March 22, 2012, the Company reached a settlement agreement with the selling shareholder of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.) wherein the Company agreed that the liability for the contingent consideration estimated at the time of acquisition would be settled at a value of $388,000 resulting in a loss on settlement of contingent consideration of $66.671.  The Company and shareholder agreed to fully satisfy the entire amount of the liability through the issuance of common stock.  The number of shares issued was 293,341, based on the trading price of the Company’s common stock on the date the agreement was executed.

NOTE 12 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of series A convertible preferred stock with a par value of $0.001.  As of December 31, 2012 and 2011, there were 0 and 400 shares of series A convertible preferred stock issued and outstanding, respectively.  The shares have the following provisions:

Dividends

Series A convertible preferred stockholders’ are entitled to receive dividends when declared.  As of December 31, 2012 and 2011 no dividends have been declared or paid.

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
December 31, 2012 and 2011 (restated)

NOTE 12 – PREFERRED STOCK (CONTINUED)

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

Preferred Stock Activity for the Year Ended December 31, 2012

As part of the settlement agreement with E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.) as described in Note 5, the parties also agreed to the conversion and early redemption of 400 shares of series A preferred stock, each with a face value of $100 and the termination a consulting agreement between the Company and the shareholder through the issuance of common stock in the amount of $54,000 of outstanding accrued liabilities.  Taking into account both their conversion and early redemption features, the value to be converted into shares of common stock, in respect of the 400 shares of series A preferred stock, was $48,400. The numbers of shares of common stock, therefore, issued in respect of the conversion and early redemption of the series A preferred stock and the termination of the consulting agreement were 28,951 and 32,301, respectively, based on the trading price of the Company’s common stock on the date the agreement was executed.

NOTE 13 – COMMON STOCK

The Company’s board of directors and majority shareholder approved an amendment to the articles of incorporation for the purpose of increasing the authorized common stock from 190,000,000 shares to 490,000,000 shares. The Company’s authorized shares of preferred stock were not affected in this corporate action.  As of December 31, 2012 and 2011, there were 106,504,926 and 100,764,624 post-split shares of common stock issued and outstanding, respectively.

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

During the year ended December 31, 2011, the Company issued 564,624 post-split shares of common stock (45,170 pre-split shares) at $0.38 per share for services valued at $213,452.  The value of shares issued for services was based on the trading price of Company’s common stock on the date of issuance.  The Company also received $23,500 in capital contributions during the year.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

NOTE 13 – COMMON STOCK (CONTINUED)

Common Stock Activity for the Year Ended December 31, 2012

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

During the year ended December 31, 2012, the Company issued 5,375,433 shares of common stock at $0.02 per share for services valued at $109,679.  The value of shares issued for services was based on the trading price of Company’s common stock on the date of issuance.

During the year ended December 31, 2012, the Company issued 71,528 shares of common stock at $1.97 per share for settlement of debt valued at $140,664.  The value of shares issued for services was based on the trading price of Company’s common stock on the date of issuance.

During the year ended December 31, 2012, the Company recorded $25,313 to additional paid-in capital for debt discounts recorded on convertible notes payable.  The Company also received $42,000 in capital contributions during the year.

NOTE 14 – INCOME TAXES

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

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

NOTE 14 – INCOME TAXES (CONTINUED)

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Book income (loss) from operations	$(997,775)	$(499,112)
Impairment expense	115,515	115,515
Losses on debt settlements and asset dispositions	35,236	-
Amortization of debt discounts	24,400	9,147
Change in derivative liability	(6,787)	(6,641)
Common stock issued for services	109,865	72,574
Valuation allowance	719,546	308,517
Total provision for income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2012 and 2011 due to the following:

	December 31, 2012	December 31, 2011

Loss carryforwards (expire through 2031)	$(997,775)	$(499,112)

Total gross deferred tax asset	411,029	292,368
Valuation allowance	(411,029)	(292,368)
Net deferred tax asset	-	-

Deferred tax liabilities	-	-
Net deferred taxes	$-	$-

At December 31, 2012, the Company had net operating loss carry forwards of approximately $988,270 through 2031.  No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 15 - SUBSEQUENT EVENTS

On January 18, 2013, the Company entered into a convertible note agreement with a Company consultant for services of $41,557. The conversion price is the lower of $0.0064 or the 3 lowest volume weighted-average trading prices during the 30 calendar day period immediately prior to, but not including the conversion date.

On February 8, 2013, the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500.  The note is unsecured, bears interest at 6% per annum and are due on February 8, 2016.  The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

E-WASTE SYSTEMS, INC.
(Formerly Dragon Beverage, Inc.)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 (restated)

NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)

The Company issued 650 shares of Series A Convertible Callable Preferred Stock valued at $1,000 per share to an unrelated third party for cash proceeds of $650,000.  The Company also issued 18,067,404 shares of common stock valued at an average of $0.0159 per share to various contractors for services valued at $287,866.  The Company also issued 23,300,000 shares of common stock valued at an average of $0.0068 per share to various note holders in conversion of $159,350 of debt.

On March 5, 2013 the Company entered into a convertible note agreement with Company consultant for services of $17,417. The conversion price is the lower of $0.0064 or the three lowest volume weighted-average trading prices during the 30 calendar day period immediately prior to, but not including the conversion date.

In accordance with ASC 855-10, the Company’s management has reviewed all material events through the date of this report and determined that there are no other material subsequent events to report.

NOTE 16 - RESTATEMENT

During April 2013, the Company discovered material errors associated with the financial statements issued for the period January 1, 2011 to December 31, 2011.  The Company has determined that its previously filed Form 10-K/A included an amount related to accounts payable and currency translation gain or loss that was materially misstated.  As a result the Company has restated the December 31, 2011 financial statements.

The Company adjusted previously issued financial statements to reflect the following in connection with the restatement:

	December 31, 2011
	As Filed	Adjustments	As Restated

Accounts payable and accrued expenses	$195,770	$25,054	$220,815
Accrued expenses, related parties	511,768	(3,018)	508,750
Accumulated deficit	(1,398,722)	(69,524)	(1,468,246)
Professional fees	495,778	25,054	520,832
General and administrative	31,383	5,877	37,260
Currency exchange (gain) loss	-	(8,895)	(8,895)
Net loss	(1,446,219)	(25,470)	(1,420,749)
Loss per share	$(0.01)	$(0.00)	$(0.01)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

E-WASTE SYSTEMS, INC.,
a Nevada corporation

By:           /s/ Martin Nielson
       Martin Nielson, Chief Executive Officer

Date:      April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Martin Nielson	April 15, 2013
Martin Nielson, Chief Executive Officer, Director (Principal Executive Officer)

/s/ David Severson	April 15, 2013
David Severson, Interim Chief Financial Officer, (Principal Financial Officer)

E-WASTE SYSTEMS, INC.

EXHIBIT INDEX
TO
2012 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of E-Waste Systems, Inc.	Exhibit 3.1 and 3.2 of the Company’s Form 8-K filed on March 15, 2011

3.2	Articles of Amendment to the Restated Articles of Incorporation of E-Waste Systems, Inc.	Exhibit 3.1 of the Company’s Form 8-K dated January 25, 2013.

3.3	By-laws of E-Waste Systems, Inc., as amended	Exhibit 3.2 of the Company’s Form S-1 filed on April 1, 2010

4.1	Demand Note in the amount of $50.240.	Exhibit 4.1 of the Company’s Form 8K dated November 21, 2011

4.2	Amended and Restated Convertible Note in the amount of $73,500	Exhibit 4.2 of the Company’s Form 8K Report dated November 21, 2011

10.1	Line-of-Credit Agreement by and between E-Waste Systems, Inc. and Val M. Warhaft, M.D.	Exhibit 10.1 of the Company’s Form 8K dated March 12, 2012

10.2	Series A Convertible Callable Preferred Stock Purchase Agreement	Exhibit 10.1 of the Company’s Form 8K Report dated April 8, 2013

20.1	Modified Business Plan Summary of E-Waste Systems, Inc.	Exhibit 20.1 of the Company’s Form 8K Report dated January 19, 2013

31.1	Certificate of Martin Nielson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certificate of David Severson, Interim Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certificate of Martin Nielson, Chief Executive Officer, and David Severson, Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

99.1	Shanghai YaZhuo Jiudian Guanli Operating Agreement	Exhibit 99.1 of the Company’s Form 8-K filed April 2, 2013

99.2	Shanghai YaZhuo Jiudian Guanli Management Services Agreement.	Exhibit 99.2 of the Company’s Form 8-K filed April 2, 2013

99.3	Shanghai YaZhuo Jiudian Guanli Equity Pledge Agreement	Exhibit 99.3 of the Company’s Form 8-K filed April 2, 2013

99.4	Shanghai YaZhuo Jiudian Guanli Option Agreement	Exhibit 99.4 of the Company’s Form 8-K filed April 2, 2013

99.5	Shanghai YaZhuo Jiudian Guanli Voting Right Proxy Agreement	Exhibit 99.5 of the Company’s Form 8-K filed April 2, 2013