Form 10-K/A
period 2012-12-31
EWaste Systems, Inc.
filed 2013-04-26
CIK 1488309

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  132,254,577 as of March 31, 2013.

Explanatory Note

The purpose of this Amendment No. 1 to E-Waste Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission on April 16, 2013, is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-K also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the amendment to the report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of April 2013.

E-WASTE SYSTEMS, INC.,
a Nevada corporation

By:  /s/    Martin  Nielson
Martin Nielson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment to the report on Form 10-K/A has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Martin Nielson	April 26, 2013
Martin Nielson, Chief Executive Officer and Director (Principal Executive Officer)

/s/ David Severson	April 26, 2013
David Severson, Interim Chief Financial Officer (Principal Financial Officer)

E-WASTE SYSTEMS, INC.

EXHIBIT INDEX
TO
2012 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of E-Waste Systems, Inc.	Exhibit 3.1 and 3.2 of the Company’s Form 8K filed on March 15, 2011

3.2	Articles of Amendment to the Restated Articles of Incorporation of E-Waste Systems, Inc.	Exhibit 3.1 of the Company’s Form 8-K dated January 25, 2013.

3.3	By-laws of E-Waste Systems, Inc., as amended	Exhibit 3.2 of the Company’s Form S-1 filed on April 1, 2010

4.1	Demand Note in the amount of $50.240.	Exhibit 4.1 of the Company’s Form 8K dated November 21, 2011

4.2	Amended and Restated Convertible Note in the amount of $73,500	Exhibit 4.2 of the Company’s Form 8K Report dated November 21, 2011

10.1	Line-of-Credit Agreement by and between E-Waste Systems, Inc. and Val M. Warhaft, M.D.	Exhibit 10.1 of the Company’s Form 8K dated March 12, 2012

10.2	Series A Convertible Callable Preferred Stock Purchase Agreement	Exhibit 10.1 of the Company’s Form 8K Report dated April 8, 2013

20.1	Modified Business Plan Summary of E-Waste Systems, Inc.	Exhibit 20.1 of the Company’s Form 8K Report dated January 19, 2013

31.1 *	Certificate of Martin Nielson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certificate of David Severson, Interim Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certificate of Martin Nielson, Chief Executive Officer, and David Severson, Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Shanghai YaZhuo Jiudian Guanli Operating Agreement	Exhibit 99.1 of the Company’s Form 8-K filed April 2, 2013

99.2	Shanghai YaZhuo Jiudian Guanli Management Services Agreement.	Exhibit 99.2 of the Company’s Form 8-K filed April 2, 2013

99.3	Shanghai YaZhuo Jiudian Guanli Equity Pledge Agreement	Exhibit 99.3 of the Company’s Form 8-K filed April 2, 2013

99.4	Shanghai YaZhuo Jiudian Guanli Option Agreement	Exhibit 99.4 of the Company’s Form 8-K filed April 2, 2013

99.5	Shanghai YaZhuo Jiudian Guanli Voting Right Proxy Agreement	Exhibit 99.5 of the Company’s Form 8-K filed April 2, 2013

101.INS †	XBRL Instance Document		X
101.SCH †	XBRL Taxonomy Extension Schema Document		X
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document		X
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document		X
101.LAB †	XBRL Extension Labels Linkbase Document		X
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document		X

*	Filed as an exhibit to the original Form 10-K for the fiscal year ended December 31, 2012, filed April 16, 2013.
†
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.