Form 10-Q
period 2013-03-31
EWaste Systems, Inc.
filed 2013-05-20
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes   ☒      No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No   ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2013, there were 148,545,168 shares of our common stock issued and outstanding..

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are comprised of the following:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012 (audited);

F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013, and 2012 (unaudited);

F-3	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013, and 2012 (unaudited);

F-4	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash	$26,587	$139
Accounts receivable	57,635	-
License fees receivable	225,000	-
Marketable securities, available-for-sale	161,346	-
Inventory	71,500	-

Total Current Assets	542,068	139

PROPERTY AND EQUIPMENT, net	363,013	-

TOTAL ASSETS	$905,081	$139

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$510,782	$339,684
Accrued expenses, related parties	1,272,737	1,247,355
Short-term notes payable	175,000	175,000
Short-term related party convertible notes payable, net	12,000	12,000
Short-term convertible notes payable, net	13,158	13,334
Derivative liability on short-term convertible notes payable	54,239	61,545

Total Current Liabilities	2,037,916	1,848,918

LONG-TERM LIABILITIES
Long-term convertible notes payable, net	138,187	177,187
Derivative liability on long-term convertible notes	62,111	-

Total Long-term Liabilities	200,298	177,187

Total Liabilities	2,238,214	2,026,105

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized
at par value of $0.001, 650,000 and -0- shares issued
and outstanding, respectively	650	-
Common stock, 490,000,000 shares authorized
at par value of $0.001, 146,823,587 and 106,504,926
shares issued and outstanding, respectively	146,824	106,505
Additional paid-in capital	2,043,309	904,032
Accumulated other other compresensive income (loss)	8	-
Accumulated deficit	(3,523,924)	(3,036,503)

Total Stockholders' Deficit	(1,333,133)	(2,025,966)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$905,081	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Product sales revenue	$4,004	$-
Revenues from license fees	225,000	-
TOTAL REVENUES	229,004	-

COST OF GOODS SOLD	2,139	-
GROSS MARGIN	226,865	-

OPERATING EXPENSES
Depreciation expense	652	-
Officer and director compensation	131,622	187,800
Professional fees	444,516	50,709
General and administrative	27,877	18,622
Total Operating Expenses	604,667	257,131

LOSS FROM OPERATIONS	(377,802)	(257,131)

OTHER INCOME (EXPENSES)
Interest expense	(118,293)	(5,090)
Gain on derivative liability	3,525	7,371
Currency exchange gain	5,149	-
Loss on settlement of contingent consideration	-	(66,672)
Total Other Expenses	(109,619)	(64,391)

LOSS BEFORE INCOME TAXES	(487,421)	(321,522)
Provision for income taxes	-	-

NET LOSS FROM CONTINUING OPERATIONS	(487,421)	(321,522)
Loss from discontinued operations	-	(23,902)

Loss from Discontinued Operations, Net of Income Taxes	-	(23,902)

NET LOSS	$(487,421)	$(345,424)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	8	-
Total Other Comprehensive income	$(487,413)	$(345,424)
COMPREHENSIVE LOSS

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)
BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$-	$(0.00)
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	123,153,590	100,834,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(487,421)	$(321,522)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	631	-
Expenses paid by shareholders on behalf of the Company	-	40,000
Currency translation (gain) loss	(5,149)	-
Loss on disposal of discontinued operations	-	-
Loss on settlement of contingent consideration	-	66,671
Amortization of debt discounts	25,918	-
Origination interest on derivative liability	76,195	-
Change in derivative liability	(3,525)	(7,371)
Debt issued for services	17,417	-
Contributed capital from a related party	-	-
Common stock issued for services	293,634	39,930
Changes to operating assets and liabilities:
Accounts and other receivables	(3,998)	-
License fees recievable	(225,000)	-
Inventory	2,136	-
Accounts payable and accrued expenses	165,130	(105,357)
Accrued expenses, related parties	123,176	189,214

Net Cash Used in Continuing Operating Activities	(20,856)	(87,135)
Net Cash Provided by Discontinued Operating Activities	-	(15,706)
Net Cash Used in Operating Activities	(20,856)	(102,841)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from convertible notes payable	25,000	-
Proceeds from note payable, unrelated parties	-	175,000
Proceeds from contributed capital	-	2,000

Net Cash Provided by Continuing Financing Activities	25,000	177,000
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	25,000	177,000

EFFECT OF EXCHANGE RATES ON CASH	22,304

NET INCREASE (DECREASE) IN CASH	26,448	74,159
CASH AT BEGINNING OF PERIOD	139	6,493

CASH AT END OF PERIOD	$26,587	$80,652

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$230
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts on convertible notes payable	$219,841	$-
Preferred stock issued for marketable securities	$71,500	$-
Common stock issued for conversion of debt	$234,592	$140,664
Common stock issued for conversion of preferred stock
for settlement of deferred consideration	$-	$378,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

E-Waste Systems, Inc. (“the Company”) was incorporated as Dragon Beverage, Inc. in the State of Nevada on December 19, 2008.  In March 2011 the Company changed its name to E-Waste Systems, Inc.  The Company is incorporated to engage in the business of electronic waste recycling and asset recovery.

NOTE 2 – BASIS OF PRESENTATION

E-Waste Systems, Inc. and its subsidiaries (collectively, the “Company” or “E-Waste”) consolidates all of its wholly-owned subsidiaries and companies in which it has a variable interest and the Company is the primary beneficiary.  The Company accounts for its investments in common stock of other companies that the Company does not control and over which the Company cannot exert significant influence using the cost method.

These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2013.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and to seek equity and / or debt financing.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain balances in previously issued financial statements have been reclassified to be consistent with current period presentation.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Principles of Consolidation

The accompanying consolidated financial statements for the period ended March 31, 2013 include the accounts of the Company and its wholly-owned subsidiary, E-Waste Systems of Ohio, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements also include the accounts of Shanghai YaZhuo Jiudian Guanli ("YaZhuo"), a consolidated variable interest entity.  On March 26, 2013, EWSI entered into a set of agreements with YaZhuo, a company incorporated in the People’s Republic of China (“PRC”), wherein EWSI will provide management services in relation to the current and proposed operations of YaZhuo’s business in the PRC. The management services include general business operation, human resources, business development, and such other advice and assistance as may be agreed upon by the parties.  In consideration, YaZhuo will pay a management services fee, payable each quarter, equivalent to all of YaZhuo’s net income for such quarter.  All intercompany balances and transactions have been eliminated.

Inventory

The company produces and sells plastic formwork used by construction companies in the PRC.  Inventory consists of various raw materials, work-in-process and finished goods. The Company values its inventory on a first in first out (FIFO) basis at the lower of cost or market.  Cost includes purchase price, freight, insurance, duties and other incidental expenses incurred in bringing inventories to their present location and condition. The Company records a reserve if the fair value of inventory is determined to be less than the cost.

Marketable Securities

The Company reports its investments in marketable securities under the provisions of ASC 320, Investments in Debt and Equity Securities. All the Company’s marketable securities are classified as “available for sale” securities, as the market value of the securities are readily determinable and the Company’s intention upon obtaining the securities was neither to sell them in the short term nor to hold them to maturity. Pursuant to ASC 320, securities which are classified as “available for sale” are recorded on the Company’s balance sheet at fair market value, with the resulting unrealized holding gains and losses excluded from earnings and reported as other comprehensive income until realized.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable Securities (Continued)

The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. Pursuant to ASC 320-5, other than temporary impairment losses are recorded as impairment expense in the statement of operations during the period in which the impairment is determined. The Company recognized other-than-temporary impairment to marketable securities in the amount of $34,250 and $-0- during the years ended August 31, 2011 and 2010, respectively.

Long-Lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. The Company recorded impairment expense on long-lived intangible assets of $615,000 and $-0- during the years ended December 31, 2012 and 2011, respectively.

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

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2013, the Company had 64,879,313 potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Product sales revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.  License fee revenue and related royalty revenue is recognized when an agreement is in place, collectability is reasonable assured and the licensee has reported the product sales to the Company. Product royalties revenue is calculated based upon the contractual percentage of reported sales.

Foreign Currency

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Income and expenses are translated at weighted average exchange rates for the period.  Foreign currency transactions denominated in a currency other than the US Dollar, which is the Company’s functional currency, are included in determining net income for the period.

Accumulated Other Comprehensive Income

Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity (deficit).

Stock-Based Compensation

The Company measures and recognizes stock-based compensation expense using a fair value-based method for all share-based awards made to employees and nonemployee directors, including grants of stock options and other stock-based awards. The application of this standard requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions such as stock price volatility and expected option lives to value equity-based compensation. We recognize stock compensation expense using a straight line method over the vesting period of the individual grants.

Income Taxes

The Company utilizes the balance sheet method of accounting for income taxes. Accordingly, The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its consolidated financial statements. This process involves estimating the Company’s actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax rules, it is possible that the Company’s estimates of its tax liability could change in the future, which may result in additional tax liabilities and adversely affect the results of operations, financial condition and cash flows.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 5 – MARKETABLE SECURITIES

During the three months ended March 31, 2013 the Company received marketable securities in exchange for shares of preferred stock of the Company. The Company’s marketable securities are classified as “available for sale” because it is managements’ intent neither to sell them in the short-term nor to hold them until maturity. All of the Company’s available for sale securities are equity securities. Accordingly, the Company originally records the shares at the market value of the shares on the contracted sale date. The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income (Loss) and as a separate component of stockholder’s equity. Realized gains and losses and other-than-temporary impairments are included in earnings.

Marketable Securities-Available for Sale are as follows:

Balance, December 31, 2012	$-

Marketable securities received in exchange for preferred stock	71,500
Unrealized gains or losses	-
Other-than-temporary impairment	-

Balance, March 31, 2013	$71,500

Marketable Securities-Available for Sale	71,500

Balance, March 31, 2013	$71,500

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Loss	Net Market Value

Available-for-sale Securities	$71,500	$-	$-	$71,500

NOTE 6 – PROPERTY AND EQUIPMENT

As of March 31, 2013 and December 31, 2012 the Company’s property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012

Buildings	$161,349	$-
Manufacturing and production equipment	213,089	-
Vehicles	31,840	-
Office equipment and electronics	5,652	-
Property and equipment	411,930	-
Accumulated depreciation	(48,917)	-
Property and equipment, net	$363,013	$-

Depreciation expense was $652 and $-0-, for the three months ended March 31, 2013 and 2012, respectively.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 7 – DISCONTINUED OPERATIONS

Disposition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.)

On September 20, 2012 the Company’s wholly owned subsidiary, E-Waste Systems (Ohio), Inc. completed the physical transfer of its business and of its assets to a company controlled by a minority shareholder in the Company (“the purchaser”).  In connection with this transfer the purchaser has agreed to assume payments on the lease on the premises at 1033 Brentnell Avenue, Columbus, Ohio, formerly held by the Company.  The value of any consideration receivable arising from the sale, including any gain on disposal, has been fully impaired as its collection is uncertain.

NOTE 8 - RELATED PARTY TRANSACTIONS

Transactions Involving Officers and Directors

During the three month period ended March 31, 2013, the Company issued 10,000,000 shares of common stock to the Company’s Chief Executive Officer and Director  at $0.0125 per share for accrued officer compensation of $125,000 and 1,788,306 shares of common stock to the Company’s Chief Financial Officer at $0.013 per share for compensation expense of $23,498.  The Company also recorded $128,760 of additional officer compensation along with a gain on currency exchange loss for an officer contract denominated in British Pounds (“GBP”), leaving an ending balance of $1,212,157 in accrued officer and director compensation at March 31, 2013.

NOTE 9 –NOTES PAYABLE

Notes Payable Activity for the Year Ended December 31, 2012

On February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14 percent, are unsecured and are due on demand. During the quarter ended March  31, 2013, the Company recognized $2,589 of interest expense on these notes payable leaving balances in accrued interest of $6,476 and $5,424, respectively as of March 31, 2013.

On February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a promissory note. The funds were  to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14 percent and is due on March 24, 2013.  The note is currently in default and all default terms have been recognized in the presentation of the note payable.  During the quarter ended March 31, 2013, the Company recognized $3,452 of interest expense and made no payments on this promissory note leaving a balance in accrued interest of $10,484 on March  31, 2013.

On August 27, 2012, the Company executed a promissory note in the principal sum of $150,000.  The consideration to be provided by the note holder is no more than $135,000.  A $13,500 (10%) original issue discount (“OID”) applies to the principal sum.  The note holder made payments to the Company of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012 and $25,000 for the period ended March 31, 2013 and may pay additional consideration to the Company in such amounts and at such dates as it may choose in its sole discretion.  The principal sum due to the note holder is to be prorated based on the consideration actually aid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees.  The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable.  The OID in respect of the consideration received on the date of execution equaled $4,445 for the year ended December 31, 2012, and $2,778 for the period ended March 31, 2013.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 9 –NOTES PAYABLE (CONTINUED)

Notes Payable Activity for the Year Ended December 31, 2012 (Continued)

On February 28, 2013, the note holder elected to convert $7,350 and of the principal balance at $0.0049 per share into 1,500,000 shares of the Company’s common stock.  In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $3,625 to interest expense.

On March 20, 2013, the note holder elected to convert an additional $11,466 and of the principal balance at $0.0064 per share into 1,800,000 shares of the Company’s common stock.  In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $5,026 to interest expense.

The note contains a conversion feature wherein the note bay be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date.  Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $44,445 on the payment dates of the note for the year ended December 31, 2012, and $85,106 and $27,778 for the period ended March 31, 2013. As of March 31, 2013 and December 31, 2012, the Company had recognized amortization on debt discounts on these notes of $12,424 and $13,334 leaving unamortized debt discounts of $37,814 and $31,111, respectively.  See Note 10 for treatment of derivative liability associated with convertible notes payable.

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

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded was $25,313.  The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense.  As of March 31, 2013 and December 31, 2012, the Company had recognized amortization on the debt discounts on this note of $2,369 and $-0- of the total outstanding debt discounts leaving an unamortized debt discounts $20,313 and $11,447, respectively.

On March 18, 2013, the note holder elected to convert $64,000 of the principal balance at $0.0064 per share into 10,000,000 shares of the Company’s common stock.  In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $7,438 to interest expense.

Notes Payable Activity for the Quarter  Ended March 31, 2013

On January 18, 2013, the Company executed a convertible note payable with a face value of $41,557 in exchange for services provided to the Company.  This note is unsecured, bears interest at 6% per annum and is due January 18, 2016.  The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

On February 8, 2013, the Company executed a convertible note payable with a face value of $162,500 in exchange for services provided to the Company in the amount of $115,400 and forgiveness of accounts payable of $47,060.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 9 –NOTES PAYABLE (CONTINUED)

Notes Payable Activity for the Three Months Ended March 31, 2013 (Continued)

This note is unsecured, bears interest at 6% per annum and is due February 8, 2016.  The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

On March 5, 2013, the Company executed a convertible note payable with a face value of $17,417 in exchange for services provided to the Company.  This note is unsecured, bears interest at 6% per annum and is due March 5, 2016.  The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

The intrinsic value of the beneficial conversion features and the debt discounts associated with equity issued in connection with the convertible debts has been recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded was $219,841.  The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense.  As of March 31, 2013, the Company has amortized $12,143 of the total outstanding debt discounts leaving an unamortized debt discount of $209,127.  The components of notes payable are summarized in the table below:

	March 31,	December 31,
	2013	2012

Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	$11,000	$11,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	29,000	29,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	98,500	162,500
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on January 18, 2016	41,557	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on February 8, 2016	162,500	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on March 5, 2016	17,417	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on February 8, 2014	27,778	-
Unamortized debt discounts on issuances of convertible debt	(264,066)	(25,313)
Derivative liability on long-term convertible notes	62,111	-
Total long-term debt	$185,797	177,187

Convertible note payable to a related party, bearing interest at 12%, unsecured, due on October 28, 2012 (note is in default)	$12,000	12,000
Notes payable to an unrelated party, bearing interest at 14%, unsecured, due on demand	75,000	75,000
Note payable to an unrelated party, bearing interest at 14%, unsecured, due on March 24, 2013 (note is in default)	100,000	100,000
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 27, 2013 and due on October 10, 2013.	25,629	44,445
Discounts on short-term convertible notes payable	(12,741)	(31,111)
Derivative liability on short-term convertible notes	54,239	61,545
Total Short-term Notes Payable	$254,127	$261,879

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 10 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock.  The conversion terms of the convertible notes executed on August 27, 2012, October 10, 2012 and February 27, 2013 (total unpaid face value of $53,407) are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  As a result, the Company has determined that the conversion features imbedded in the notes are not considered to be solely indexed to the Company’s own stock and are therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with convertible notes payable.

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of 1.00 year, average risk free rates over between 0.17 and 0.18 percent, and annualized volatility of between 260 and 304 percent to record derivative liabilities of $143,752.  At December 31, 2012, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.65 and 0.78 years, risk free rate of 0.16 percent, and annualized volatility of between 310 and 331 percent and determined that, during the year ended December 31, 2012, the Company’s derivative liability decreased by $2,899 to $61,545. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

At March 31, 2013, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.49 and 0.91 years, risk free rates of between 0.11 percent and 0.16 percent, and annualized volatility of between 310 and 319 percent and determined that, during the three months ended March 31, 2013, the Company’s derivative liability decreased by $3,525 to $116,350. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

This loss on derivative liability was offset by a recognition of a pro rata portion of the derivative liability of $3,329 to additional paid-in capital as a result of two conversions of the notes payable on February 28, 2013 and March 20, 2013.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

Operating Leases

The Company leased office and warehouse space in Columbus, Ohio under an operating lease.  The lease provided for a lease payment of $4,200 per month from December 1, 2012 through November 30, 2013, and a lease payment of $4,400 per month from December 1, 2013 through November 30, 2014, and lease payments thereafter on a month-to-month basis at a rate of $4,568 per month. On September 20, 2012, this lease was assigned to the purchaser as part of the transfer of the Company’s assets and business on September 20, 2012.  As such, the Company has no ongoing minimum lease payments associated with the lease.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Leases (Continued)

On February 12, 2013 the Company entered into a Lease Agreement with Evotech Capital Ltd in a commercial building in Shanghai, China.  The term of the lease runs from February 12, 2013 through February 12, 2015.  The terms of the lease call for the Company to issue Evotech Capital 250,000 shares of common stock within 180 days of the beginning of the lease term.  This represents the only payment required during the term of the lease.  The Company plans to issue these shares during the second quarter of 2013.

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

NOTE 12 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of series A convertible preferred stock with a par value of $0.001.  As of March 31, 2013, and December 31, 2012, there were 650,000 and -0- shares of series A convertible preferred stock issued and outstanding, respectively.  The shares have the following provisions:

Dividends
Series A convertible preferred stockholders’ are entitled to receive dividends when declared.  As of March 31, 2013 and December 31, 2012 no dividends have been declared or paid.

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 12 – PREFERRED STOCK (CONTINUED)

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

Preferred Stock Activity for the Year Ended December 31, 2012

As part of the settlement agreement with E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.), the parties also agreed to the conversion and early redemption of 400 shares of series A preferred stock, each with a face value of $100 and the termination a consulting agreement between the Company and the shareholder through the issuance of common stock in the amount of $54,000 of outstanding accrued liabilities.  Taking into account both their conversion and early redemption features, the value to be converted into shares of common stock, in respect of the 400 shares of series A preferred stock, was $48,400. The numbers of shares of common stock, therefore, issued in respect of the conversion and early redemption of the series A preferred stock and the termination of the consulting agreement were 28,951 and 32,301, respectively, based on the trading price of the Company’s common stock on the date the agreement was executed.

Preferred Stock Activity for the Year Ended March 31, 2013

On February 6, 2013, as part of a master license agreement signed with an unrelated third party, the Company issued 650 shares of Series A Convertible Callable Preferred Stock valued at $0.11 per share to an unrelated third party and in exchange received marketable securities valued at $71,500.  The fair value of the preferred stock transferred was based on the trading price of the marketable securities received on the date of transfer.

NOTE 13 – COMMON STOCK

The Company’s board of directors and majority shareholder approved an amendment to the articles of incorporation for the purpose of increasing the authorized common stock from 190,000,000 shares to 490,000,000 shares. The Company’s authorized shares of preferred stock were not affected in this corporate action.  As of March 31, 2013 and December 31, 2012, there were 146,823,587 and 106,504,926 post-split shares of common stock issued and outstanding, respectively.

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
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 13 – COMMON STOCK (CONTINUED)

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

During the year ended December 31, 2012, the Company issued 5,375,433 shares of common stock at $0.02 per share for services valued at $109,679.  The value of shares issued for services was based on the trading price of the Company’s common stock on the date of issuance.

During the year ended December 31, 2012, the Company issued 71,528 shares of common stock at $1.97 per share for settlement of debt valued at $140,664.  The value of shares issued for settlement of debt  was based on the trading price of Company’s common stock on the date of issuance.

During the year ended December 31, 2012, the Company recorded $25,313 to additional paid-in capital for debt discounts recorded on convertible notes payable.  The Company also received $42,000 in capital contributions during the year.

Common Stock Activity for the Quarter Ended March 31, 2013

During the quarter ended March 31, 2013, the Company issued 17,018,661 shares of common stock at $0.02 per share for services valued at $293,634.  The value of the shares issued for services was based on the trading price of the Company’s common stock on the date of issuance.  Also during the first quarter of 2013, the Company issued 23,300,000 shares of common stock at $0.01 per share for settlement of debt valued at $207,816.  The value of shares issued for settlement of debt was based on the trading price of the Company’s common stock on the date of issuance or the face value of the debt extinguished.

During the quarter ended March 31, 2013, the Company recorded $246,617 to additional paid-in capital for debt discounts recorded on convertible notes payable.

NOTE 14 - VARIABLE INTEREST ENTITY

Consolidation of Shanghai YaZhuo Jiudan Guanli

On March 26, 2013, EWSI entered into a set of agreements with YaZhuo, a company incorporated in the People’s Republic of China (“PRC”), wherein EWSI will provide management services in relation to the current and proposed operations of YaZhuo’s business in the PRC. The management services include general business operation, human resources, business development, and such other advice and assistance as may be agreed upon by the parties.  In consideration, YaZhuo will pay a management services fee, payable each quarter, equivalent to all of YaZhuo’s net income for such quarter.

In order to ensure that YaZhuo will perform its obligations under the management services agreement, and in order to provide an additional mechanism for EWSI to enforce its rights to collect its fees pursuant to the agreement, the YaZhuo shareholders agreed to pledge all of their equity interests in YaZhuo as security for the performance of the obligations of YaZhuo under the agreement, including payment of management fees due EWSI.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 14 - VARIABLE INTEREST ENTITY (CONTINUED)

Consolidation of Shanghai YaZhuo Jiudan Guanli (Continued)

YaZhuo shareholders also agreed to irrevocably grant and entrust EWSI with all of their voting rights as shareholders of YaZhuo including but not limited to the rights to sell or transfer all or any of the shareholders’ equity interest of YaZhuo, appoint and elect board members and directors, and the signing of legal documents.  YaZhuo shareholders also granted an exclusive option to EWSI to purchase at any time all or a portion of the shareholders’ equity interest in YaZhuo.

The Company follows ASC 810-10, "Consolidation of Variable Interest Entities" to account for its relationships with variable interest entities (“VIE”).  At the execution of the contractual agreements between EWSI and YaZhuo, the Company determined that it was the primary beneficiary of YaZhuo and that the assets, liabilities and operations of YaZhuo should be consolidated into its financial statements. This assessment was made based on the following factors:

▪
EWSI, through the terms of the management agreement, has the power to direct the activities of YaZhuo that most significantly impact the entity’s economic performance such as entering into equity and debt arrangements, entering into transactions related to the purchase fixed assets, entering into any transactions related to lending money or paying dividends, entering into transactions with related parties, or engaging in any other type of business without the written consent of EWSI.

▪	EWSI has the right to receive expected residual returns of YaZhuo in the form of the management service fees equivalent to all of the net income of YaZhuo.

Included in the accompanying consolidated financial statements are the following assets and liabilities of YaZhuo as of March 31, 2013:

March 31,
2013

Cash	$16,897
Accounts receivable	57,635
Inventory	161,346
Fixed assets, net	363,013
Total assets	$598,891

Accounts payable	$32,795
Accrued liabilities – related parties	32,357
Accrued liabilities	2,384
Notes payable	171,936
Total liabilities	$239,472

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 14 - VARIABLE INTEREST ENTITY (CONTINUED)

Consolidation of Shanghai YaZhuo Jiudan Guanli (Continued)

Included in the accompanying consolidated financial statements are the following income and expenses of YaZhuo from the date of the execution of the management agreement on March 26, 2013 through March 31, 2013:

From the Date of
Consolidation on
March 26,
2013 Through
March 31,
2013

Revenues	$4,004
Cost of goods sold	2,139
Gross margin	1,865

Depreciation expense	652
General and administrative expenses	2,351
Interest expense	130
Total expenses	3,133

Net loss	$(1,268)

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Company issued 5,228,753 shares of common stock valued at an average of $0.0065 per share to various contractors for services valued at $33,911.  The Company also issued 5,795,129 shares of common stock valued at an average of $0.0066 per share to various note holders in conversion of $38,484 of debt.

On April 10, 2013 the Company entered into a consulting agreement whereby the individual engaged will provide business development and other services to the Company.  Remuneration will be based on certain performance standards and milestones and initially payment will be remitted in the form of the Company’s common stock.

On April 16, 2013, the Company entered into an agreement with a note holder whereby the Company will issue the note holder 1,029,479 shares of common stock valued at $0.0076 per share in satisfaction of interest due of $9,358.90.  These shares were issued to the note holder on April 22, 2013

Binding Term Sheet Executed with Surf Investments, Ltd.

On April 28, 2013, the Company entered into a binding term sheet with the shareholders of Surf Investments, Ltd. of Irvine, California (“Surf”) whereby a newly formed company to be controlled by the Company shall enter into a share purchase  agreement to purchase all of the issued and outstanding shares of Surf.

The Purchase Price for 100% of the share capital of Surf, is to be based on a formula determined by various categories of Surf’s sales over the twelve month period ending March 2013.  The consideration will be paid by the assumption of debt and the issuance of Series A convertible preferred shares of EWSI.

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

The forgoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors, such as those discussed in our Current Report on Form 10-K/A filed on April 16, 2013, which are incorporated herein by reference, could affect our actual results and should be considered carefully.

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

We were not successful in implementing this business plan primarily because of our inability to secure sufficient financing in order to be able to execute on this business plan.  In May 2011, our management determined that it was necessary to reassess our current direction and evaluate pursuing other opportunities which management believed would be more attractive to secure the financing required to commence operations.   In connection with this assessment, we determined to suspend our plan of developing, producing and selling energy drink beverages in order to pursue becoming a provider of waste electric and electronic equipment processing services.  In May 2011, we changed our name to “E-Waste Systems, Inc.” to better reflect this new direction for our company and began, with the assistance of a new management team, to pursue acquisitions of providers of waste electric and electronic equipment processing services.

 Our Business

A summary of our business plan has been published on our website at www.ewastesystems.com and is available for download there.  We include it here by reference.

Through subsidiaries, affiliations, licensees, and management contracts, EWSI offers customized end-to-end solutions in IT Asset Recovery, Waste Management, Reverse Logistics, Management Services, Technology and Engineering solutions and provides other solution providers with branding options that are proprietary to our Company.

We target as customers organizations facing a mix of regulatory, environmental, and price pressures, as well as those which need to protect their brand names and safeguard their data in the management of their waste and end-of-life assets. EWSI’s adherence to the principles of Fair Trade and the requirements of local and national legislation provides these customers with reassurance that end-of-life waste management is not only fully compliant and certified but is also done with social and environmental responsibility focus.

Our strategy for growth comprises the following key elements:

Build a global brand: We believe our brand is unique and we are promoting it through our website and via public relations to attain awareness of and alignment with the highest compliance standards in the world, led by Europe’s WEEE Directive. Our commitment is to continuously enhance and achieve the best brand in the industry, to the benefit of our clients and our business partners.  We recognize that waste, and particularly e-waste, is a global problem that requires a global solution. We are therefore committed to developing and managing a worldwide presence, and intend to do so by using brand licensing and affiliations as a principle method to do so. We have and will continue developing affiliations with quality companies that share our business and environmental principles, which expand the geographic and service coverage of our Company, and which can do so with a lower capital outlay for our shareholders.

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

Accelerate our Revenues.  We sell new branding licenses which generate revenue from up-front license fees and from subsequent royalties from sales executed under our brands; from the sale of technologies; from management services; from resale of still usable end-of-life electronics; from sale of extracted commodities produced by recycling; and from selected acquisitions.

Our business plan is fundamentally based on the deployment of a mix of human and automated recycling processes to extract the widest possible range of materials from environmental and electronic waste and other related materials, including copper, steel, aluminum, plastics, glass, lead, and precious metals.  These materials are  then  made  available for processing into new raw materials or new end-use products, while  tending to  preserve the environment by reducing the amount of toxic materials that are consigned to  landfills.

Yazhou JCP

Through a series of steps described below, effective January 26, 2013, we became the indirect holding company of Shanghai YaZhuo Jiudian Guanli, Ltd. (“YaZhuo JCP”), a recycling company located in the People's Republic of China ("PRC").  YaZhuo JCP holds patents for the recycling of plastics, including electronic waste plastics, which it then processes into new materials for the construction industry. The company produces these construction grade plastics which are structurally advanced and are presently being used in the construction industry as reusable forms for building concrete structures.  As a result of this transaction, we obtained control of the Company and we exercise this control through our office in Shanghai.

We provide YaZhuo JCP with management services pursuant to a series of agreements, all of which were disclosed on Forms 8K and  are  incorporated herein by reference.  Together these agreements give us the right and obligation to consolidate financial results under generally accepted accounting principles (“GAAP”).  The agreements are tied to the Management Services Agreement whereby our Company is fully and exclusively responsible for the management of YaZhuo JCP.

Beginning early in the first quarter, EWSI’s Shanghai office began setting up new accounting systems and processes to manage the affairs of this company under this new contract.  Using United States GAAP practices and English language based software. EWSI is working to identify improved  methods of operation, and ultimately intends to source access to additional input streams of plastics from ewaste and other materials; and to seek new uses of the patented recycling technology.

Our Strategy in the Next 12 Months

Our stated goals for the next twelve months are to build our global brand, expand the presence of our technologies, and increase revenue.  Our strategies  to achieve these goals will encompass  the  negotiation and sale of    additional licenses that will  broaden the reach of our brands complete the development commence  deployment of our technologies including eWasteCC (our carbon credit technology) and ePlant1000 (our engineering solution); and accelerate our revenue growth through  previously announced business development  initiatives  and future acquisition and business development initiatives.

Build a global brand: We believe our brand is unique and we are promoting it through our website and public relation initiatives to generate awareness of our adherence to the highest compliance standards in the world, led by Europe’s WEEE Directive. Our commitment is to continuously enhance and achieve the best brand in the industry, to the benefit of our clients and business partners.  We recognize that environmental waste, and particularly e-waste, is a global problem that requires a global solution. We are committed to developing and managing a worldwide presence, and intend to do so by using brand licensing and affiliations as the principle method to do so. We have and will continue developing affiliations with companies that share our business and environmental principles, which will expand the geographic and service coverage of our Company, and which can do so with a lower capital outlay for our shareholders.

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

Accelerate our Revenues.  We sell new branding licenses which generate revenue from license fees and from subsequent royalties from sales executed under our brands; from the sale of technologies; from management services; from resale of still usable end-of-life electronics; from sale of extracted commodities produced by recycling; and, from selected acquisitions.

Factors impacting EWSI’s Consolidated Results of Operations

The principal factors that impacted our past results of operations and may affect future operations include:

•
Availability of feedstock volumes. We did not have any formal contracts with our suppliers of feedstock batches and there was no mechanism in place that effectively underpined our access to a regular, predictable volume of feedstock. Our revenue streams were dependent on batches of used electronic equipment being available to fuel the repair, refurbishment and spare parts recovery processes from which our revenue was derived.

•
Demand for second-hand electronic equipment. Our revenue, operating results and investment in working capital depended on the level of demand for second-hand electronic equipment that had been repaired and/or refurbished together with a requirement for recovered spare parts that could  be used in repair and refurbishment operations.  We would usually have concluded an agreement or have been in advanced negotiations to sell repaired and refurbished units before we committed to buying feedstock batches. In the future, such careful management of  profits and cash cycles will be disrupted if demand for used electronics sharply declines for any reason, including businesses and consumers curtailing their investment in new equipment in response to changes in economic conditions.

•
Market prices for certain commodities. Our business is affected by changes in commodity prices notably that of precious metals used to manufacture key components found in electronic equipment. Movements in the prices at which these commodities are traded influences  prices at various stages of the reverse supply chain for electronic goods, including the price  to acquire  feedstock volumes and the value extracted from the residual scrap remaining at the end of  the repair, refurbishment and spare parts recovery processes.

•
Regulatory changes. Businesses that derive their revenue and profits from handling electronic waste in the United States are exposed to increasingly complex legislative and regulatory regimes at both Federal and State levels of government. Each time the legal or regulatory  environment changes it is likely that incremental cost is added to the reverse supply chain, which in turn implies that all participants in that supply chain will experience an increase in  operating costs, which may not be able to be passed downstream.

•
General and administrative costs. In order to execute on any strategy for growth, we would expect to have to further increase general and administrative overhead cost. Our results of operations will be adversely impacted if these additional overhead costs are incurred before growth in revenue is realized.

Condensed Consolidated Results of Operations for E-Waste Systems, Inc.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

We generated revenue of $229,004 during the three months ended March 31, 2013, compared with $0 during the three months ended March 31, 2012.  Sales realized during the three months ended March 31, 2013 are from the sale of recycled plastics products in China, and to the sales of brand licenses.  Sales increased substantially during the three months ended March 31, 2013 compared with the same period last year because we entered into a variable interest entity relationship through a management services agreement with Shanghai YaZhuo Jiudan Guanli (“YaZhuo”) requiring consolidation of YaZhuo’s operations in China.  The Company also focused onimplementing the business plan announced at the start of the year by selling licensing fees.

Cost of Sales

Cost of sales for the three months ended March 31, 2013 amounted to $2,139, compared with
$0 for the three months ended March 31, 2012.  Costs of sales during the three months ended March 31, 2013 were comprised primarily of the cost of recycling plastics in our China operation.  The increased cost of sales during the three months ended March 31, 2013 compared with the same period in 2012 is because of our focus on managing the subsidiary in China.  Our direct cost of sales for  brand licenses is nil.

Gross Profit

Gross profit for the three months ended March 31, 2013 was $226,865, or 99.1% of revenues, compared to gross profit of $0 for the three months ended March 31, 2012.  The increase in gross margin for the three months ended March 31, 2013 compared with the same period during the prior year is attributable to the consolidation of the operations of YaZhuo, a variable interest entity (“VIE”) effective March 25, 2013 and revenues from license fees for which there is no direct cost.

Operating Expenses

We incurred operating expenses of $604,667 for the three months ended March 31, 2013 compared with operating expenses of $257,131 for the same period in 2012, an increase of $347,536.  This increase is attributable to an increase in professional fees of $393,807, an increase in general and administrative expenses of $9,255 and a $652 increase in depreciation, offset by a decrease in officer compensation of $56,178.  The increase in professional fees resulted from activities associated with our consolidation of YaZhuo and our licensing efforts.  The decrease in officer compensation is attributable to several officer resignations occurring at the end of 2012.

Our operating expenses for the three months ended March 31, 2013 consisted of directors’ and officers’ accrued compensation, professional fees and general and administrative expenses.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Other Items

We incurred other expenses of $109,619 for the three months ended March 31, 2013 compared with $64,391 during the same period in 2012, an increase of $45,228.    This increase in attributable to an $113,203 increase in interest expense on various convertible and non-convertible notes, a decrease in the gain on derivative liability of $3,846, offset by a $66,672 decrease in contingent consideration settlement losses and a foreign currency gain of $5,149.

Other income and expenses  comprise interest expense on demand notes payable, gain on currency exchange and the interest on a derivative liability attaching to our convertible debt.

Net Income (Loss)

As a result of the above, we reported a net loss of $487,421 for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, our condensed consolidated balance sheet presented total current assets of $542,068 and total current liabilities of $2,037,916, which resulted in a working capital deficit of $1,495,848.  EWSI generated consolidated revenue from condensed consolidated operations during the three months ended March 31, 2013 that fell short of its condensed consolidated operating expenses from continuing operations over the same period by $377,802.

To date, we have relied upon issuances of unsecured notes to finance our operations and help us meet our short-term obligations.  There is no assurance that we will be able to continue to issue notes to finance our short-term obligations.  Our present capital resources are insufficient to implement our business plan, which includes meeting our contractual obligations described below.  Over the next twelve months we anticipate incurring expenditures of approximately $600,000 to implement our business plan, exclusive of approximately $30,000 in ongoing operating expenses per month for the next twelve months, for total anticipated expenditures of approximately $960,000 over the coming twelve months.  The operating expenses for the year will consist primarily of compensation for senior management, professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, travel and general office expenses.  Our current cash on hand is insufficient to make our planned expenditures and to pay for our general operating expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue to implement our business plan during and beyond the next twelve months.

We believe that debt financing may not be an alternative for funding as we have minimal tangible assets available to secure debt financing. We anticipate that additional future funding will be in the form of equity financing from the sale of our common and preferred stock.  We are currently seeking additional funding in the form of equity financing from the sale of equity shares, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common and preferred stock to implement our business plan. Additional equity financings could result in significant dilution to our stockholders.

Contractual obligations

Convertible Notes.

On October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable.  The note accrues interest at 12 percent and is due twelve months from the date of origination or October 28, 2012.  The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share.   The Company recognized $355 and  $252 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $1,697 and $2,052 as of March 31, 2013 and December 31, 2012, respectively.  The note has been extended for an additional year and all default terms have been recognized in the presentation of the note payable.

On February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14 percent, are unsecured and are due on demand. During the three months ended March 31, 2013, the Company recognized $2,589 of interest expense on these notes payable leaving balances in accrued interest of $11,900 and $9,311, as of March 31, 2013 and December 31, 2012 respectively.  On May 6, 2013, the Company entered into a settlement agreement with the holder of these notes whereby the Company will pay to the note holder interest due through May 31, 2013 in the form of unrestricted common stock of the Company at a price of 10% discount to the previous 10 day trading average stock price, which equals an amount of 2,184,879 shares.  The balance of each of the notes will be paid in six equal monthly installments, including interest for the period of $5,833.33 for the $35,000 note and $6,666.67 for the $40,000 note.

On February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a promissory note. The funds are to support the working capital requirements of the business and specifically, the procurement of electronic waste for refurbishment or recycling. As of December 31, 2012, approximately $17,000 of the funds lent had been applied to purchase feed stocks for the Company’s discontinued operations. The promissory note accrues interest at 14 percent and is due on March 24, 2013.  The note is currently in default and all default terms have been recognized in the presentation of the note payable.  During the three months ended March 31, 2013, the Company recognized $3,452 of interest expense on this promissory note. The Company has subsequently entered into a settlement agreement with the note holder wherein the accrued interest through May 31, 2013 was converted into 1,029,479 shares of the Company’s restricted stock at a price of $0.01 plus 10%.  The principal amount of the note will be repaid in 12 equal monthly installments plus accrued interest beginning on June 1, 2013.

On August 27, 2012, the Company executed a promissory note in the principal sum of $150,000.  The consideration to be provide by the note holder is $135,000.  A $15,000 (10%) original issue discount (“OID”) applies to the principal sum.  The note holder made payments of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012 and has made an additional consideration to the Company of $25,000 during the three months ended March 31, 2013.  The principal sum due to the note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees.  The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable.  The OID in respect of the consideration received on the date of execution equaled $2,778 which is included in interest expense for the three months ended March 31, 2013.

The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date.  Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $4,445 on the payment dates of the note. As of December 31, 2012, the Company had amortized $13,334 of the total outstanding debt discount leaving unamortized debt discounts of $31,111.

On February 28, 2013, the note holder converted $7,350 of debt to 1,500,000 shares of the Company’s unrestricted common stock at a price of $0.0049; on March 20, 2013, the note holder converted $11,466.00 of debt to 1,800,000 shares of the Company’s unrestricted common stock at a price of $0.006370; on April 16, 2013, the note holder converted $11,739.56 of debt to 2,695,650 shares of the Company’s unrestricted common stock at a price of $0.004355; and, on May 6, 2013, the note holder converted $8,450.00 of debt to 2,500,000 shares of the Company’s unrestricted common stock at a price of $0.003385.

On December 31, 2012, the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500.  On the same date and under the same terms, the Company executed two other convertible notes payable with face values of $11,000 and $29,000 in exchange for services provided to the Company.  The notes are unsecured, bear interest at 6% per annum and are due on December 31, 2015.  The notes are also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded was $25,313.  The discount will be amortized and recorded to the statement of operations over the stated term of the note  is included within as interest expense.  As of March 31, 2013, the Company has amortized $1,352 of the total outstanding debt discounts leaving an unamortized debt discount of $15,095.

On January 18, 2013, the Company executed a convertible note payable with face a value of $41,557.07 with a related party in exchange for services provided to the Company.  The note is unsecured and bears interest at 6% per annum and is due on January 18, 2016.  The note is also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

On March 5, 2013, the Company executed a convertible note payable with a related party with a face value of $17,417.30 in exchange for services provided to the Company.  The note is unsecured, bears interest at 6% per annum and is due on March 5, 2016..  The note is also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

On February 8, 2013 the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500.  The note is unsecured, bear interest at 6% per annum and is due on February 8, 2016.  The note is also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

Lease Commitments.

We entered into a variable lease agreement in the Peoples Republic of China, at 302 Golden Finance Tower, 58 Yan'an East Road, Shanghai, China 200040 with Evotech Capital, Ltd. on February 12, 2013 for a term of two years.  The terms of the lease call for EWSI to issue Evotech Capital, Ltd. 250,000 shares of common stock during the second quarter of 2013.

Consolidated Cash Used in Operating Activities

Continuing operating activities in the three months ended March 31, 2013 used cash of $20,856, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for three months ended March 31, 2013 of $487,421 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss from continuing operations on our condensed consolidated cash flow for the three months ended March 31, 2013 was primarily offset by $293,634 in common stock issued for services and amortization of debt discounts and origination interest on derivative liabilities of $102,113, both non-cash items, and an increase in accounts payable and accrued expenses of $288,306.  These offsets were reduced by an increase in accounts receivable of $225,000.

Consolidated Cash Used in Investing Activities

We did not use any cash in investing for the three months ended March 31, 2013 or 2012.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the company.  Consolidated net cash flow provided by continuing financing activities for the three months ended March 31, 2013 was $25,000, which consisted of proceeds received from notes payable..

Net cash flow provided by discontinued financing activities for the three months ended March 31, 2013 and 2012 was $0 and $0, respectively.

Off Balance Sheet Arrangements

As of March 31, 2013, we had no off balance sheet arrangements.

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

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for us by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses while seeking additional equity and/or debt financing. However, management cannot provide any assurances  we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full description of our accounting policies as required by GAAP, refer to our consolidated financial statements for the year ended December 31, 2012, that are included in our Annual Report on Form 10-K. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are described in our consolidated financial statements for the year ended December 31, 2012.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

(Not Applicable)

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Martin Nielson and our Interim Chief Financial Officer, Mr. David Severson.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on our failure to timely disclose in our reports filed or submitted under the Exchange Act certain material direct financial obligations resulting from the issuance of demand promissory notes and unregistered convertible notes,  We are in the process of considering changes in our disclosure controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2013 our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited staff to carry out administrative duties: (i) inadequate segregation of duties and effective risk assessment; (ii) inadequate controls to safeguard our inventory and other tangible assets; (iii) inadequate controls over the authorization of payments and transfers from our bank accounts and (iv) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) improve the physical security surrounding any inventory and other tangible assets; (iii) make all payments and transfers from our bank accounts subject to approval by both the Chief Executive Officer and the Chief Financial Officer and (iv) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i). (ii) (iii) and (iv) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate

PART II – OTHER INFORMATION

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

As discussed in Part I, Item 4, “Controls and Procedures”, our management, under the supervision and with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. At March 31, 2013, because of our failure to timely disclose in our reports filed or submitted under the Exchange Act certain material direct financial obligations resulting from the issuance of demand promissory notes and unregistered convertible notes which were disclosed in our report on Form 10-K filed on April 16, 2013, concluded that our disclosure controls and procedures were not effective. Ineffective disclosure controls and procedures may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, we cannot assure you that we will not discover additional weaknesses in our disclosure controls and procedures. Any such additional weakness or failure to remediate the existing weakness could adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2013 E-Waste Systems, Inc. (the “Company”) entered into a Series A Convertible Callable Preferred Stock Purchase Agreement (“ the Agreement”) pursuant to the Master License Agreement entered into with Tanke, Inc. (“TNKE”) on February 6, 2013 whereby the Company granted TNKE a master license for the People’s Republic of China and TNKE agreed to make an investment into the Company.  This agreement was previously filed with the SEC on Form 8K on April 8, 2013 and incorporated herein by reference.

The Agreement is for the purchase of Six Hundred Fifty (650) shares of the Company’s Series A Convertible Callable Preferred Stock at a price of One Thousand Dollars ($1,000) per share.

For the offer and sale of the preferred stock described above, we have relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D and/or Regulation S.

Item 3.     Defaults upon Senior Securities

Note 9to our condensed consolidated financial statements record our current defaults on the terms of loan notes that we have issued since October 2011.

Item 4.     Removed and Reserved

Item 5.     Other Information

EWSO (formerly Tech Disposal, Inc. [“TDI”])

After almost 12 months of sustained losses from operations, management reached the conclusion it was unable to deliver on the objectives it had set for the business operations it acquired with its purchase of TDI on October 14, 2011. The principal barriers to success that management encountered derived from significant difficulties in directing day-to-day operations from its base in the United Kingdom together with an inability to understand fully, and therefore engage commercially with, the business channels through which EWSO’s primary activities, involving imaging equipment, were conducted. The most immediate impact of the adverse commercial and operational performance described above was cash generation in amounts that were consistently insufficient to cover the operational expenses of EWSO and the cost of servicing the promissory note it issued in February 2012. Accordingly, on September 20, 2012, EWSO completed the physical transfer of its business and assets to Two Fat Greeks, LLC, a company controlled by Mr. George Pardos, who founded TDI in March 2010 and is also a shareholder in E-Waste Systems, Inc. In connection with this transfer, EWSO has assigned its lease on the premises at 1033 Brentnell Avenue, Columbus, Ohio to Two Fat Greeks, LLC.  In consideration for the transfer of its business and assets, Two Fat Greeks, LLC has agreed to pay EWSO the sum of $65,000 in due course.  Substantial doubt exists as to the collectability of this amount.

Item 6.      Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Waste Systems, Inc.

Date:	May 20, 2013

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer and Director

Date:	May 20, 2013

By:	/s/ David Severson
David Severson
Title:	Chief Financial Officer

E-Waste Systems, Inc.
(the “Registrant”)
(Commission File No. 333-165863)
Exhibit Index
To Quarterly Report on Form 10-Q
for the Quarter Ended March31, 2013

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