Form 10-Q
period 2013-06-30
EWaste Systems, Inc.
filed 2013-08-19
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2013, there were 247,708,221 shares of our common stock issued and outstanding..

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are comprised of the following:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012

F-2	Condensed Consolidated Statements of Operations for the six months ended June 30, 2013, and 2012 (unaudited);

F-3	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013, and 2012 (unaudited);

F-4	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$121,543	$139
Accounts receivable, net of allowance for bad debts of $1,238 and 0, respectively	1,493,490	-
Prepaid assets	195,803	-
Inventory	38,746	-
Other current assets	71,893	-
Marketable securities, available-for-sale	1,760,000	-
Total Current Assets	3,681,475	139

License fees receivables	150,000	-
Software Development Costs	77,185
Customer list	70,184	-
Certifications	200,000	-
Other assets	1,942	-
Total Assets	$4,180,786	$139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$2,134,949	$339,684
Accounts payable - related party	1,319,675	1,247,355
Short-term notes payable	397,928	175,000
Short-term related party convertible notes payable, net	12,000	12,000
Short-term convertible notes payable, net	13,126	13,334
Derivative liability on short-term convertible notes payable	131,957	61,545
Total Current Liabilities	4,009,635	1,848,918

Long-Term Liabilities
Long-term convertible notes payable, net	155,528	177,187
Total Long-Term Liabilities	155,528	177,187
Total Liabilities	4,165,163	2,026,105

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1673 and 0 shares issued and outstanding, respectively	2	-
Common stock, $0.001 par value; 490,000,000 shares authorized, 197,197,842 and 106,504,926 shares issued and outstanding, respectively	197,198	106,505
Additional paid-in capital	2,217,931	904,032
Accumulated other comprehensive income (loss)	1,275,774	-
Accumulated deficit	(3,675,282)	(3,036,503)
Total Stockholders' Equity (Deficiency)	15,623	(2,025,966)

Total Liabilities and Stockholders' Equity (Deficiency)	$4,180,786	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Product sales revenue	$2,437,308	$-	$2,441,312	$-
Revenues from license fees	300,000	-	525,000	-
Total Revenues	2,737,308	-	2,966,312	-

Cost of goods sold	2,534,626	-	2,536,765	-
Gross Margin	202,682	-	429,547	-

Operating Expenses
Depreciation expense	(652)	-	-	-
Officer and director compensation	107,009	179,767	238,631	367,567
Professional fees	139,188	28,257	583,704	78,966
General and administrative	50,150	17,478	78,027	36,100
Total Operating Expenses	295,695	225,502	900,362	482,633

Loss from Operations	(93,013)	(225,502)	(470,815)	(482,633)

Other Income/(Expenses)
Interest expense	(115,659)	(2,977)	(233,952)	(8,067)
Gain on derivative liability	(3,222)	-	303	7,371
Currency exchange gain	-	-	5,149	-
Loss on settlement of contingent consideration	60,536	-	60,536	(66,672)
Total Other Income/(Expenses)	(58,345)	(2,977)	(167,964)	(67,368)

Loss from Operations before Income Taxes	(151,358)	(228,479)	(638,779)	(550,001)
Provision for Income Taxes	-	-	-	-

Net Loss from Continuing Operations	(151,358)	(228,479)	(638,779)	(550,001)
Loss from Discontinued Operations, net of Income Taxes	-	(34,506)	-	(58,408)
Net Loss	$(151,358)	$(262,985)	$(638,779)	$(608,409)

Other Comprehensive Income
Foreign currency translation adjustments	506	-	514	-
Unrealized gain/loss on comprehensive income	1,275,260	-	1,275,260	-
Total Other Comprehensive Income	$1,123,902	$(262,985)	$636,481	$(608,409)

Basic and Diluted Loss per Share from Continuing Operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and Diluted loss per Share from Discontinued Operations	$-	$(0.00)	$-	$(0.00)
Net loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	168,656,462	101,154,926	146,030,725	100,994,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities:
Net Loss	$(693,506)	$(550,001)
Adjustments to reconcile net loss to net cash used in operations
Provision for allowance on A/R	(65,000)	40,000
Currency translation (gain) loss	(5,149)	-
Loss on settlement of contingent considerations	-	66,671
Amortization of debt discounts	59,849	-
Origination interest on derivative liability	217,039	-
Change in derivative liability	476	(7,371)
Debt issued for services	17,417	-
Loss on conversion of debt	(46,898)	-
Common stock issued for services	599,317	39,930
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts and other receivables	(1,403,577)	-
(Increase)/Decrease in other current assets	(70,141)
(Increase)/Decrease in inventory	(35,553)	-
(Increase)/Decrease in prepaid expenses	(184,855)	-
(Increase)/Decrease in license fees receivable	(525,000)	-
Increase/(Decrease) in accounts payable and accrued expenses	1,894,680	(45,567)
Increase/(Decrease) in accrued expenses - related party	221,455	378,630
Net Cash Used In Continuing Operating Activities	(19,446)	(77,708)
Net Cash Provided by Discontinued Operating Activities	-	(103,157)
Net Cash Used in Operating Activities	(19,446)	(180,865)

Cash Flows From Investing Activities:
Cash acquired with purchase of subsidiary	42,549	-
Net Cash Used In Investing Activities	42,549	-

Cash Flows From Financing Activities:
Proceeds from notes payable	82,500	175,000
Proceeds from contributed capital	-	2,000
Net Cash Provided by Continuing Financing Activities	82,500	177,000
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	82,500	177,000

Effects of exchange rates on cash	15,801	-
Net Increase / (Decrease) in Cash	121,404	(3,865)
Cash at Beginning of Period	139	6,493

Cash at End of Period	$121,543	$2,628

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$3,711
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discounts on convertible notes payable	$294,838	$-
Preferred stock issued for subsidiary	$223,000	$-
Preferred stock issued for marketable securities	$1,450,000	$-
Common stock issued for fixed asset	$52,916	$-
Common stock issued for conversion of debt	$254,241	$140,664
Common stock issued for conversion of preferred stock for settlement of deferred consideration	$-	$378,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements present the results of operations, financial position, and cash flows of E-Waste Systems, Inc. (“EWSI,” and together with its subsidiaries “we,” “us,” or the “Company”). In order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” In addition, references throughout to numbered "Footnotes" refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.

These condensed consolidated Financial Statements have not been audited. Although we believe our disclosures are adequate to make the information presented not misleading, you should read the financial statements in this report in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, (“2012 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2012 Form 10-K.

NOTE 2 – GOING CONCERN

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operations activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers a number of factors, including historical losses, current receivables aging reports, the counter party’s current ability to pay its obligation to the Company, and existing industry and People’s Republic of China (“PRC”) economic data. The Company reviews its allowances every month. Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability. During the three and six month periods ended June 30, 2013 and 2012, no amounts were charged off against the allowance. The Company does not have any off-balance sheet exposure related to its customers.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory is only removed upon use. The Company purchases its inventory direct from the manufacturer and includes these costs in its Cost of Sales as well as its packaging supplies, shipping, freight and duties costs.  The Company evaluates inventory for items that have become obsolete.  An allowance for obsolescence is established for items that are deemed not able to be sold.  Currently, there are no obsolete inventory items.

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

Intangible Assets

Intangible assets are recorded at the costs associated with the asset.  These assets are then amortized using the straight-line method over the remaining useful economic life of each asset type.  At each balance sheet date, the unamortized capitalized cost of the each intangible asset will be compared to the net realizable value of that asset.  If the unamortized capitalized cost exceeds the net realizable value, then the difference will be written down to the net realizable value.

Capitalized Software Development Costs

The Company applies the provisions of ASC 985-20, which provides guidance on the recognition, presentation and disclosure of software development costs in financial statements.  The costs associated with developing the software is capitalized and will be amortized using the straight-line method over the economic life of the software.  At each balance sheet date, the unamortized capitalized cost of the software product will be compared to the net realizable value of that product.  If the unamortized capitalized cost exceeds the net realizable value, then the difference will be written down to the net realizable value.

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2013, the Company had 71,832,007 potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

Accumulated Other Comprehensive Income (Loss)

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

Under our stock compensation plan (the “Stock Plan”) which is registered under Form S8, or through newly issued restricted common stock, we pay qualified employees, contractors and advisors common shares in lieu of compensation for services provided including business development, management, technology development, consulting, legal services and accounting services

Income Taxes

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
June 30, 2013 and December 31, 2012
(Unaudited)

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

Revenue from Operating Leases

The Company recognizes revenue for its operating leases in the following three categories:

▪
Concrete forms are produced to customer specifications.  Deposits paid prior to the completion of the product is deferred until the product is delivered.  Once the product is delivered, the Company recognizes product sales.

▪	Services for product acquisition is recognized when commissions are received as determined by contract.

▪	We recognize base management fees as revenue when we earn them under the contracts.

Revenue from Sales of Brand Licenses

During the quarter, the Company sold brand licenses to customers which allow the promotion of business under the E-Waste Systems brand names in selected jurisdictions.  The license agreements call for an initial payment plus a percentage of revenues generated under the brand during term of the license agreement.  The initial fees are booked to revenues of the Company in the period first sold.  License fees earned from subsequent revenues of the licensee company are only booked later after periodic reviews.

NOTE 4 – MARKETABLE SECURITIES

During the six months ended June 30, 2013 the Company received marketable securities in exchange for shares of preferred stock of the Company. The Company’s marketable securities are classified as “available for sale” because it is managements’ intent neither to sell them in the short-term nor to hold them until maturity. All of the Company’s available for sale securities are equity securities. Accordingly, the Company originally records the shares at the market value of the shares on the contracted sale date. The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income (Loss) and as a separate component of stockholder’s equity. Realized gains and losses and other-than-temporary impairments are included in earnings.

Marketable Securities-Available for Sale are as follows:

Balance, December 31, 2012	$-

Marketable securities received in exchange for preferred stock	1,450,000
Unrealized gains or losses	-
Other-than-temporary impairment	-

Balance, June 30, 2013	$1,450,000

Marketable Securities-Available for Sale	1,450,000

Balance, June 30, 2013	$1,450,000

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Loss	Net Market Value

Available-for-sale Securities	$1,450,000	$-	$-	$1,450,000

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

As of June 30, 2013 and December 31, 2012 the Company’s property and equipment consisted of the following:

Description	June 30, 2013	December 31, 2012

Software in development	$52,916	$-
	52,916	-
Accumulated depreciation	-	-
Property and Equipment, net	$52,916	$-

Depreciation expense was $0 and $0 for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.

NOTE 6 – INVENTORIES

Inventories by major categories are summarized as follows:

	June 30, 2013	December 31, 2012

Finished goods	$38,746	$-
Less: allowances for slow moving items	-	-
Total	$38,746	$-

NOTE 7 – DISCONTINUED OPERATIONS

Disposition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.)

On September 20, 2012 the Company’s wholly owned subsidiary, E-Waste Systems (Ohio), Inc. completed the physical transfer of its business and  its assets to a company controlled by a minority shareholder in the Company (“the purchaser”).  In connection with this transfer the purchaser has agreed to assume payments on the lease on the premises at 1033 Brentnell Avenue, Columbus, Ohio, formerly held by the Company.  The value of any consideration receivable arising from the sale, including any gain on disposal, has been fully impaired as its collection is uncertain.

NOTE 8 –NOTES PAYABLE

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable.  The note accrues interest at 12 percent and is due twelve months from the date of origination or October 28, 2012.  The principal balance of the note along with accrued interest is

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 8 –NOTES PAYABLE (CONTINUED)

convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share.   The Company recognized $714 and  $252 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $2,411 and $2,052 as of June 30, 2013 and December 31, 2012, respectively.  The note has been extended for an additional year and all default terms have been recognized in the presentation of the note payable.

Effective February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14 percent, are unsecured and are due on demand. During the quarter ended June 30, 2013, the Company recognized $2,618 of interest expense on these notes payable leaving balances in accrued interest of $460 and $403, respectively as of June 30, 2013.

Effective April 3, 2013 the Company entered into a settlement agreement with the Note Holder whereby the Company would pay interest to the Note Holder from inception of the two notes through and including May 31, 2013.   Payment of the interest due of $14,518 was made in the form of 1,029,479 shares of Rule 144 Unrestricted common stock.

Further to this, it was agreed that the principal amount of the combined Notes would be paid on a monthly basis in the amounts of $5,833.33 for the $35,000 Note and $6,666.67 for the $40,000 Note.  Interest will continue to accrue at the agreed upon 14% per annum on each note until the principal balance has been retired.

Subsequent to June 30, 2013, the Company has made the required aggregate monthly payments to the Note Holder in the form of the Company’s Unrestricted Common Stock.  The aggregate payment for both Notes for the month of May, 2013 resulted in a share issuance of 1,543,210 at a price per share of $0.0081.  The aggregate payment for both Notes for the month of June, 2013 resulted in a share issuance of 1,344,086 at a price per share of $0.0093.

Subsequent to both the May and June payments, the principal amount of the combined notes is now $50,000.  The interest accruing for each month beginning on June 1, 2013 and continuing until the principal amount of both Notes has been retired will be paid in the month following the retirement of the principal amounts of both Notes.

Effective February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a promissory note. The funds were to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14 percent and is due on March 24, 2013.  On April 22, 2013 the Company issued 1,029,479 shares of the Company’s common stock in payment of all interest from inception of the note through May 31, 2013.  The note holder has agreed to accept no payment on the principal amount of the note for the present and interest will continue to accrue on the note beginning with June 1, 2013 through the time the note is completely retired. During the quarter ended June 30, 2013 the Company recognized $3,490 of interest expenses and made no payments on this promissory note leaving a balance in accrued interest of $1,151 as of June 30, 2013

Effective August 27, 2012, the Company executed a promissory note in the principal sum of $150,000.  The consideration to be provided by the note holder is no more than $135,000.  A $13,500 (10%) original issue discount (“OID”) applies to the principal sum.  The note holder made payments to the Company of

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 8 –NOTES PAYABLE (CONTINUED)

$25,000 and $15,000 of the total consideration during the year ended December 31, 2012 and $50,000 through the period ended June 30, 2013 and may pay additional consideration to the Company in such amounts and at such dates as it may choose in its sole discretion.  The principal sum due to the note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees.  The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable.  The OID in respect of the consideration received on the date of execution equaled $4,445 for the year ended December 31, 2012, and $5,556 for the period ended June 30, 2013.

Effective February 28, 2013, the note holder elected to convert $7,350 and of the principal balance at $0.0049 per share into 1,500,000 shares of the Company’s common stock.  In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $3,625 to interest expense.

Effective March 20, 2013, the note holder elected to convert an additional $11,466 and of the principal balance at $0.0064 per share into 1,800,000 shares of the Company’s common stock.  In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $5,026 to interest expense.

Effective April 16, 2013, the note holder elected to convert $11,739.56 of the principal balance at a price per share of $0.004355 resulting in the issuance of 2,695,650 shares of the Company’s common stock.  In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $3,658 to interest expense.

Effective May 6, 2013, the note holder elected to convert $8,450.00 of the principal balance at a price per share of $0.003380 resulting in the issuance of 2,500,000 shares of the Company’s common stock.  In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $4,384 to interest expense.

Effective June 13, 2013, the note holder elected to convert $9,883.33 of the principal balance at a price per share of $0.003315 resulting in the issuance of 2,981,397 shares of the Company’s common stock.  In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $4,639 to interest expense.

The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date.  Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $44,445 on the payment dates of the note for the year ended December 31, 2012, and $143,904 and $55,556 for the period ended June 30, 2013. As of June 30, 2013 and December 31, 2012, the Company had recognized amortization on debt discounts on these notes of $20,032 and $37,814  leaving unamortized debt discounts of $50,027 and $31,111, respectively.  See Note 10 for treatment of derivative liability associated with convertible notes payable.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 8 –NOTES PAYABLE (CONTINUED)

Effective December 31, 2012, the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500.  On the same date and under the same terms, the Company executed two other convertible notes payable with face values of $11,000 and $29,000 in exchange for services provided to the Company.  The notes are unsecured, bear interest at 6% per annum and are due on December 31, 2015.  The notes are also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded was$25,313.  The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense.  As of June 30, 2013 and December 31, 2012, the Company had recognized amortization on the debt discounts on this note of $6,571 and $-0- of the total outstanding debt discounts leaving an unamortized debt discounts $12,992and 25,313, respectively.

Effective March 18, 2013, the note holder elected to convert $64,000 of the principal balance at $0.0064 per share into 10,000,000 shares of the Company’s common stock.  In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $7,438 to interest expense.

On January 18, 2013, the Company executed a convertible note payable with a face value of $41,557 in exchange for services provided to the Company.  This note is unsecured, bears interest at 6% per annum and is due January 18, 2016.  The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.  The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debt was recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded was $41,557.  The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense.  As of June 30, 2013, the Company had recognized amortization on the debt discounts on this note of $6,187 of the total outstanding debt discounts leaving an unamortized debt discounts $35,370.

Effective February 8, 2013, the Company executed a convertible note payable with a face value of $162,500 in exchange for services provided to the Company in the amount of $115,400 and forgiveness of accounts payable of $47,060. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded was $162,500.  The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense.  As of June 30, 2013, the Company had recognized amortization on the debt discounts on this note of $21,073 of the total outstanding debt discounts leaving an unamortized debt discounts $141,427.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 8 –NOTES PAYABLE (CONTINUED)

This note is unsecured, bears interest at 6% per annum and is due February 8, 2016.  The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

Effective March 5, 2013, the Company executed a convertible note payable with a face value of $17,417 in exchange for services provided to the Company.  This note is unsecured, bears interest at 6% per annum and is due March 5, 2016.  The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

The intrinsic value of the beneficial conversion features and the debt discounts associated with equity issued in connection with the convertible debts has been recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded was$15,575.  The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense.  As of June 30, 2013, the Company has amortized $918 of the total outstanding debt discounts leaving an unamortized debt discount of $14,657.

Effective June 3, 2013, the Company executed a convertible note payable with a face value of $32,500.  This note is unsecured, bears interest at 8% per annum and is due June 2, 2014.  The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The intrinsic value of the beneficial conversion features and the debt discounts associated with equity issued in connection with the convertible debts has been recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded was$28,093.  The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense.  As of June 30, 2013, the Company has amortized $2,084 of the total outstanding debt discounts leaving an unamortized debt discount of $26,009.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

The components of notes payable are summarized in the table below:

	June 30,	December 31,
	2013	2012

Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	$11,000	$11,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	29,000	29,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	98,500	162,500
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on January 18, 2016	41,557	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on February 8, 2016	162,500	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on March 5, 2016	17,417	-
Unamortized debt discounts on issuances of convertible debt	(204,446)	(25,313
Total long-term debt	$155,528	177,187)

Convertible note payable to a related party, bearing interest at 12%, unsecured, due on October 28, 2012 (note is in default)	$12,000	12,000
Notes payable to an unrelated party, bearing interest at 14%, unsecured, due on demand	75,000	75,000
Note payable to an unrelated party, bearing interest at 14%, unsecured, due on March 24, 2013 (note is in default)	100,000	100,000
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on February 8, 2014	25,660	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on June 12, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 27, 2013 and due on October 10, 2013.	-	44,445
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, due on June 2, 2014	32,500	-
Discounts on short-term convertible notes payable	(69,333)	(31,111
Derivative liability on short-term convertible notes	79,362	61,545

NOTE 9 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock.  The conversion terms of the convertible notes executed on February 27, 2013 and June 11, 2013 (total unpaid face value of $53,438) are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  As a result, the Company has determined that the conversion features imbedded in the notes are not considered to be solely indexed to the Company’s own stock and are therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with convertible notes payable.

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of 1.00 year, average risk free rates over between 0.17 and 0.18 percent, and annualized volatility of between 260 and 304 percent to record derivative liabilities of $202,533.  At December 31, 2012, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.65 and 0.78 years, risk free rate of 0.16 percent, and annualized volatility of between 310 and 331 percent and determined that, during the year ended December 31, 2012, the Company’s derivative liability decreased by $2,899 to $61,545. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

At June 30, 2013, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.66 and 0.95 years, risk free rates of between 0.11 percent and 0.16 percent, and annualized volatility of between 310 and 320 percent and determined that, during the six months ended June 30, 2013, the Company’s derivative liability decreased by $123,171 to
$79,362. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

This gain on derivative liability was offset by  recognition of a pro rata portion of the derivative liability of $76,805 to additional paid-in capital as a result of five conversions of the notes payable on February 28, 2013, March 20, 2013, April 18, 2013, May 6, 2013 and June 14, 2013.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As of the date of this filing, the Company is not aware of any current or pending legal actions.

Occupancy Leases

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

Effective February 12, 2013 the Company entered into a Lease Agreement with Evotech Capital Ltd in a commercial building in Shanghai, China.  The term of the lease runs from February 12, 2013 through February 12, 2015.  The terms of the lease calls for the Company to issue Evotech Capital 250,000 shares of common stock within 180 days of the beginning of the lease term.  This represents the only payment required during the term of the lease.  The Company plans to issue these shares during the third quarter of 2013.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

Effective November 30, 2012 the Company  was accepted as a sponsored company with the Los Angeles Cleantech Incubator and maintains an office there.  No lease payments are due until the Company raises at least $1.5 million in investment.

Contingent Consideration

In connection with the acquisition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.), this was disclosed in our annual filing with the SEC on Form 10K, filed April 16, 2013 and incorporated by reference herein.

NOTE 11 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 200,000 shares set aside as Series A Convertible Preferred Stock with a par value of $0.001.  As of June 30, 2013, and December 31, 2012, there were 1,673 and 0 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.  The shares have the following provisions:

Dividends

Series A convertible preferred stockholders’ are entitled to receive dividends when declared.  As of June 30, 2013 and December 31, 2012 no dividends have been declared or paid.

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

Redemption

The Series A Preferred Stock shares are redeemable for cash, at the option of the Company any time after the date of issuance, plus all accrued but unpaid dividends, on the following basis:

(i)	110 percent of the purchase price of each share of Series A Preferred Stock if redeemed any time before the first twelve months of the date of issuance; and

(ii)	105 percent of the purchase price of each share of Series A Preferred Stock on or after the first twelve months of the date of issuance.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

In addition to the Series A Preferred Stock, the Company has elected to set aside an additional 500,00 of the 10,000,000 authorized Preferred Stock to be designated as Series B Preferred with a par value of $0.001  On July 26, 2013, the Company filed the Certificate of Designation with the Nevada Secretary of State to effect this new class of Preferred Stock. There have not been any Series B Preferred Shares issued as of this date.  The Series B Preferred Shares have the following provisions:

Dividends

Dividends:  Initially, there will be no dividends due or payable on the Series B Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

Liquidation Preferences

If, upon the occurrence of a Liquidation Event, the assets and funds available for distribution among the Holders of the Series B Preferred Stock and Holders of Pari Passu Securities shall be insufficient to permit the payment to such holders of the preferential amounts payable thereon, then the entire assets and funds of the Corporation legally available for distribution to the Series B Preferred Stock and the Pari Passu Securities shall be distributed ratably among such shares in proportion to the ratio that the
Liquidation Preference payable on each such share bears to the aggregate Liquidation Preference payable on all such shares.

Voting Rights

Each holder of shares of the Series B Preferred Stock is entitled to 1,000 votes per share held.

Conversion

The Conversion Price for each share of Series B Preferred Stock in effect on any Conversion Date shall be the greater of $0.20 or (i) Eighty-Five percent (85%) of the average closing bid price of the Common Stock over the Twenty (20) trading days immediately preceding the date of conversion, (ii) but no less than Par Value of the Common Stock. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the NASD OTC Bulletin Board, as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices).

Redemption

The Series B Preferred Stock shares are only redeemable for cash by mutual agreement.

Preferred Stock Activity for the Period Ended June 30, 2013

Effective February 6, 2013, as part of a master license agreement signed with an unrelated third party, the Company issued 650 shares of Series A Convertible Callable Preferred Stock valued at $0.11 per share and in exchange received marketable securities valued at $71,500.  The fair value of the preferred stock transferred was based on the trading price of the marketable securities received on the date of transfer.  During the quarter ended June 30, 2013, the Company adjusted the valuation of this security to the full value of $1,000 per share, for a revised value of $650,000.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

During the quarter ended June 30, 2013, the Company entered into an agreement with an unrelated third party to issue $223,000 in Series A Preferred Shares (223 shares) in return for the acquisition of a subsidiary.

During the quarter ended June 30, 2013, the Company entered into an agreement with an unrelated third party to sell $800,000 in Series A Preferred Shares (800 shares) in return for a convertible note.  The note is convertible into the Company’s choice of preferred stock or common stock, or may otherwise be paid in cash.

Terms for the conversion are: The shares of Series A Convertible Callable Preferred Stock are exchangeable at the option only of the Holder in whole or in part, on any date up to and until maturity by giving the Company written notice as required below.  Holders of the outstanding shares of Series A

Convertible Callable Preferred Stock will be entitled to receive $1,100 in principal amount of the Common Stock in exchange for each share of Series A Convertible Callable Preferred Stock held by them at the time of conversion.  The Holder of the Series A Convertible Callable Preferred Stock will mail, to the Company, written notice of his intention to convert the Series A Convertible Callable Preferred Stock for Common Stock. Such notice shall state (i) the Conversion Date (which must be within 14 days of receipt of the notice); and (ii) the place or places where certificates for such Common Stock are to be mailed. Upon surrender of the certificates for the Series A Convertible Callable Preferred Stock with such notice (properly endorsed or assigned for transfer, if the Company shall so require and the notice shall so state), the Company will cause the Common Stock to be issued at such holder's address of record or such other address as the holder shall specify upon such surrender of such certificates.

NOTE 12 – COMMON STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 200,000 shares set aside as Series A Convertible Preferred Stock with a par value of $0.001.  As of June 30, 2013, and December 31, 2012, there were 1,673 and -0- shares of Series A Convertible Preferred Stock issued and outstanding, respectively.  The shares have the following provisions:

Dividends

Series A convertible preferred stockholders’ are entitled to receive dividends when declared.  As of June 30, 2013 and December 31, 2012 no dividends have been declared or paid.

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

Conversion

Each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock which is equal to $110 divided by the greater of (i) $0.001 or (ii) 90 percent of the volume weighted average closing price for the Company’s common stock during the ten trading days immediately prior to conversion.

Redemption

The Series A Preferred Stock shares are redeemable for cash, at the option of the Company any time after the date of issuance, plus all accrued but unpaid dividends, on the following basis:

(i)	110 percent of the purchase price of each share of Series A Preferred Stock if redeemed any time before the first twelve months of the date of issuance; and

(ii)	105 percent of the purchase price of each share of Series A Preferred Stock on or after the first twelve months of the date of issuance.

In addition to the Series A Preferred Stock, the Company has elected to set aside an additional 500,000 of the 10,000,000 authorized Preferred Stock to be designated as Series B Preferred with a par value of $0.001  On July 26, 2013, the Company filed the Certificate of Designation with the Nevada Secretary of State to effect this new class of Preferred Stock. There have not been any Series B Preferred Shares issued as of this date.  The Series B Preferred Shares have the following provisions:

Dividends

Dividends:  Initially, there will be no dividends due or payable on the Series B Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

Liquidation Preferences

If, upon the occurrence of a Liquidation Event, the assets and funds available for distribution among the Holders of the Series B Preferred Stock and Holders of Pari Passu Securities shall be insufficient to permit the payment to such holders of the preferential amounts payable thereon, then the entire assets and funds of the Corporation legally available for distribution to the Series B Preferred Stock and the Pari Passu Securities shall be distributed ratably among such shares in proportion to the ratio that the
Liquidation Preference payable on each such share bears to the aggregate Liquidation Preference payable on all such shares.

Voting Rights

Each holder of shares of the Series B Preferred Stock is entitled to 1,000 votes per share held.

Conversion

The Conversion Price for each share of Series B Preferred Stock in effect on any Conversion Date shall be the greater of $0.20 or (i) Eighty-Five percent (85%) of the average closing bid price of the Common Stock over the Twenty (20) trading days immediately preceding the date of conversion, (ii) but no less than Par Value of the Common Stock. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the NASD OTC Bulletin Board, as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices).

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

Redemption

The Series B Preferred Stock shares are only redeemable for cash by mutual agreement.

Preferred Stock Activity for the Period Ended June 30, 2013

Effective February 6, 2013, as part of a master license agreement signed with an unrelated third party, the Company issued 650 shares of Series A Convertible Callable Preferred Stock valued at $0.11 per share and in exchange received marketable securities valued at $71,500.  The fair value of the preferred stock transferred was based on the trading price of the marketable securities received on the date of transfer.  During the quarter ended June 30, 2013, the Company adjusted the valuation of this security to the full value of $1,000 per share, for a revised value of $650,000.

During the quarter ended June 30, 2013, the Company entered into an agreement with an unrelated third party to issue $223,000 in Series A Preferred Shares (223 shares) in return for the acquisition of a subsidiary.

During the quarter ended June 30, 2013, the Company entered into an agreement with an unrelated third party to sell $800,000 in Series A Preferred Shares (800 shares) in return for a convertible note.  The note is convertible into the Company’s choice of preferred stock or common stock, or may otherwise be paid in cash.

NOTE 13 - REVENUE RECOGNITION

Sales of Brand Licenses
During the quarter, the Company sold brand licenses to customers which allow the promotion of business under the E-Waste Systems brand names in selected jurisdictions.  The license agreements call for an initial payment plus a percentage of revenues generated under the brand during term of  the license agreement.  The initial fees are booked to revenues of the Company in the period first sold.  License fees earned from subsequent revenues of the licensee company are only booked later after periodic reviews.

Variable Interest Entity

Shanghai YaZhuo Jiudan Guanli (YaZhuo)

As previously reported in the first quarter of 2013, EWSI negotiated the set of agreements with YaZhuo, a company incorporated in the People’s Republic of China (“PRC”), wherein EWSI has taken complete responsibility for the revenues and provides other management services for YaZhuo’s business in the PRC. YazHuo in turn provides the management services for EWSI include general management advice, financial reporting according to US GAAP, environmental services, human resources, business development, and such other advice and assistance as may be agreed upon by the parties to the Company’s Leasehold operational units in China. The Company recognizes the revenue and directly related costs of revenues and YahZuo recognizes revenue based on the net revenue reported to it by the Company, YaZhuo pays the Company a management services fee, payable each quarter, equivalent to 5% of the gross revenue for such quarter.

The Company consolidates the results of operations of YaZhuo fully on its Financial Statements

Operations

The Company’s Leasehold Operations business segment enters into contracts to operate businesses and properties whjch are owned by others and for which it pays a leasing cost.   The company records all revenues and costs on a gross basis as a division within its Financial Statements.  The properties under contract for which consolidation has occurred in this quarter include the following.

Jiangsu ChengXiang Plastic Co., LTD (JCP)

As previously reported in the first quarter, EWSI entered into an agreement with JCP which is incorporated in the People’s Republic of China (“PRC”) wherein EWSI leased the business and properties and is operating the business on those properties.  Under this agreement the Company operates a plastics recycling business for the construction industry.  The Company recognizes the revenue, directly related costs of revenues and all associated costs; pays for the leased premises with certain fixed and variable payments and also reimburses JCP for the use of personnel leased by the Company

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

Shanghai Yibao Shangwu Xinxi Zixun Youxian Gongsi (eBao)

Effective April 1, 2013 EWSI entered into an agreement with eBao which is incorporated in the People’s Republic of China (“PRC”) wherein EWSI leased the business and properties and is operating the business on those properties.  Under this agreement the Company operates a consulting and specialized services business for the hospitality industry.  The Company recognizes the revenue, directly related costs of revenues and all associated costs; pays for the leased premises with certain fixed and variable payments and also reimburses eBao for the use of personnel leased by the Company.

Shanghai City View Hotel Management and Shanghai Kunyuan Jiudan Guanli (City)

Effective April 1, 2013 EWSI entered into a joint agreement with City, which consists of two ‘sister’ companies incorporated in the People’s Republic of China (“PRC”) which have identical shareholders, wherein EWSI leased and is operating the business from those properties.  The Company recognizes the revenue, directly related costs of revenues and all associated costs; pays for the leased premises with certain fixed and variable payments and also reimburses City for the use of personnel leased by the Company.

Acquisitions

Surf Investments, Ltd. (Surf)

In April 2013, the Company entered into a binding agreement to acquire at least 25% of the shares of Surf Investments, Ltd a California company in the mobile computing and e-waste recycling business and on June 25, 2013, the Company closed the transaction.  It also entered into an agreement to take full responsibility for the management and financial affairs of Surf.  From the earlier date of executing the binding letter of agreement to closing of the transaction, the Company had personnel on the ground performing commercial and management tasks. Accordingly the parties agreed that the accounting reference date should be June 1, 2013 and the Company recognizes the financial results in its income statement and balance sheet, with deduction for un-owned interests.  Surf has done business as CPU and now operates also as EWS(CA).

The consideration paid was the assumption of liabilities and the issuance of Series A Preferred shares totaling [xx], the precise mix of which is still being determined.

The Company charges Surf a management fee of 3% of revenues and recognizes this as income in its income statement.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Company issued 777,247 shares of common stock valued at an average of $0.0165 per share to various contractors for services valued at $83,337.  The Company also issued 2,887,296 shares of common stock valued at an average of $0.0087 per share to various note holders in conversion of $25,000..

Effective July 10, 2013 the Company’s chief executive officer converted past obligations totaling $165,500  into 50,000,000 shares of the Company’s common stock.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

Effective July 10, 2013 the Company’s chief executive officer converted past obligations totaling $8,275 into 2,500,000 shares of the Company’s S8 unrestricted common stock.

Effective August 13, 2013 the Company’s chief executive officer converted past obligations totaling $20,000 into 20,000 shares of the Company’s newly established Series B Preferred shares.

Effective July 26, 2013 the Company created an additional class of securities called the Series B Preferred stock, designating 500,000 shares at a par value of .001, the terms of which are:

Dividends

Dividends:  Initially, there will be no dividends due or payable on the Series B Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

Liquidation Preferences

If, upon the occurrence of a Liquidation Event, the assets and funds available for distribution among the Holders of the Series B Preferred Stock and Holders of Pari Passu Securities shall be insufficient to permit the payment to such holders of the preferential amounts payable thereon, then the entire assets and funds of the Corporation legally available for distribution to the Series B Preferred Stock and the Pari Passu Securities shall be distributed ratably among such shares in proportion to the ratio that the Liquidation Preference payable on each such share bears to the aggregate Liquidation Preference payable on all such shares.

Voting Rights

Each one share of the Series B Preferred Stock shall have voting rights equal to One Thousand (1,000) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or by-laws.

Conversion

The Conversion Price for each share of Series B Preferred Stock in effect on any Conversion Date shall be the greater of $0.20 or (i) Eighty-Five percent (85%) of the average closing bid price of the Common Stock over the Twenty (20) trading days immediately preceding the date of conversion, (ii) but no less than Par Value of the Common Stock. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the NASD OTC Bulletin Board, as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices).

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

Redemption

The Series B Preferred Stock shares are only redeemable for cash by mutual agreement.

On August 27, 2012, the Company executed a promissory note in the principal sum of $150,000.  The consideration to be provided by the note holder is no more than $135,000.  A $13,500 (10%) original issue discount (“OID”) applies to the principal sum.  The note holder made payments to the Company of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012 and $50,000 through the period ended June 30, 2013.  As of June 30, 2013, there was a balance outstanding of $53,438 on this note.  On August 14, 2013 the Company received an additional payment of $25,000.

On December 31, 2012, two unsecured convertible notes bearing interest at 6% per annum and due on December 31, 2015 were issued with face values of $11,000 and $29,000 in exchange for services provided to the Company.  The notes are convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

Subsequent to this, during the third quarter, the Company is currently negotiating settlements of both notes whereby the existing debt would be purchased from the note holders by an unrelated third party.  Cash will be paid to the note holders according to an agreed upon schedule of payment.  In return, the unrelated third party has the right to convert the debt at a later date under much more favorable conditions to the Company.

Effective January 18, 2013, the Company executed a convertible note payable with a face value of $41,557 in exchange for services provided to the Company.  This note is unsecured, bears interest at 6% per annum and is due January 18, 2016.  The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

Subsequent to this, during the third quarter, the Company is currently negotiating settlement of this note whereby the existing debt would be purchased from the note holder by an unrelated third party.  Cash will be paid to the note holder according to an agreed upon schedule of payments.  In return, the unrelated third party has the right to convert the debt at a later date under much more favorable conditions to the Company.

Effective March 5, 2013, the Company executed a convertible note payable with a face value of $17,417 in exchange for services provided to the Company.  This note is unsecured, bears interest at 6% per annum and is due March 5, 2016.  The note is convertible, at the option of the holder, into shares of the

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

Subsequent to this, during the third quarter, the Company is currently negotiating settlement of this note whereby the existing debt would be purchased from the note holder by an unrelated third party.  Cash will be paid to the note holder according to an agreed upon schedule of payments.  In return, the unrelated third party has the right to convert the debt at a later date under much more favorable conditions to the Company.

On August 15, 2013 the Company, through a Microsoft Store in Costa Mesa, CA, launched its cloud-based technology of eWasteCC™ with VGG’s SmartWeb ™, a suite of software as a service solution for enabling companies from a wide variety of industries to:

•	Reduce operating expenses associated with inefficient and improperly utilized electronics

•	Recover maximum value from electronics at end-of-life

•	Quantify environmental benefits derived from the proper recycling of electronics, which can further support Social Responsibility and Sustainability objectives

•	Monetize these environmental benefits in the form of Carbon Credits

NOTE 15 - VARIABLE INTEREST ENTITY

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
June 30, 2013 and December 31, 2012
(Unaudited)

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

●
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

●	EWSI has the right to receive expected residual returns of YaZhuo in the form of the management service fees equivalent to all of the net income of YaZhuo.

Included in the accompanying consolidated financial statements are the following assets and liabilities of YaZhuo as of June 30, 2013:

June 30,
2013

Cash	$14,189
Total assets	$14,189

Accrued liabilities	$51
Total liabilities	$51

Included in the accompanying consolidated financial statements are the following income and expenses of YaZhuo from the date of the execution of the management agreement on March 26, 2013 through March 31, 2013:

From the Date of
Consolidation on
March 26,
2013 Through
June 30,
2013

Revenues	$216,954
Cost of goods sold	227,802
Gross margin	(10,848)

General and administrative expenses	-

Net loss	$(10,848)

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 16 – ACQUISITION OF SUBSIDIARY

Surf Investments, Ltd.

On June 24, 2013, the Company entered into a binding agreement to acquire 100% of the shares of Surf Investments, Ltd, a California company in the mobile computing and e-waste recycling business.  The Company acquired Surf because of it e-waste certifications in the state of California and the access to customers that will benefit the Company in expanding its sales and services.  The consideration paid was the assumption of liabilities of $222,928 and the issuance of 223 shares of Series A Preferred Stock.

The following table shows the assets and liabilities acquired, consideration paid and net assets acquired:

Assets:
Cash	$42,549
Accounts receivable, net	31,028
Inventories	3,342
Other current assets	872
Security deposits	1,942
Total Assets	$79,733

Liabilities
Accounts payable	$100,899
Total Liabilities	$100,899

Net Assets Acquired	$(21,166)

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

Company Overview

We were incorporated in the State of Nevada  on December 19, 2008 .  In May 2011, we changed our name to “E-Waste Systems, Inc.” to reflect the strategy we are now operating.

 Our Business

A summary of our Business Plan has been published on our website at www.ewastesystems.com and is available for download there.  We have also filed the Business Plan in an information Form 8K filed on January 9, 2013 and included herein by reference.

Through subsidiaries, affiliations, licensees, and leasehold operating agreements, EWSI offers customized end-to-end solutions in IT Asset Recovery, e-Waste Recycling, Reverse Logistics, Management Services, Technology and Engineering solutions and provides other solution providers with branding options that are proprietary to our Company.

In our e-waste recycling and reverse logistics business segments, we target as customers organizations facing a mix of regulatory, environmental, and price pressures, as well as those which need to protect their brand names and safeguard their data in the management of their waste and end-of-life assets. EWSI’s adherence to the principles of Fair Trade and the requirements of local and national legislation provides these customers with reassurance that end-of-life waste management is not only fully compliant and certified but is also done with social and environmental responsibility focus.

In our Leasehold Operations business segment, we target businesses who can benefit from improved, structured management from us whereby we can introduce our brands and our principles and grow our revenues in a potentially faster manner and with much less cost of capital.

Our strategy for growth in 2013 comprises the following key elements:

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

Accelerate our Revenues.  We sell new branding licenses which generate revenue from up-front license fees and from subsequent royalties from sales executed under our brands; from the sale of technologies; from leasehold operations, from management services; from resale of still usable end-of-life electronics; from sale of extracted commodities produced by recycling; and from selected acquisitions.

Our Business Segments

E-Waste Recycling and Reverse Logistics

We offer services to process end of life or second hand electronic and generate revenues from returns management, repairing, refurbishing, reselling and recycling of electronics and electronic components, and sale of related commodities and materials extracted from the recycling process as well as related services such as data destruction.  These are performed by our own business units, by companies we acquire, or are executed under cooperation with other businesses under contracts with us such as with our teaming agreements.  Units operating in this segment include the recent acquisition of Surf Investments LP in California.  Teaming agreements have been entered into and logistics services contracted so that the Company is able to arrange collection from any zip code in the USA and to process equipment in any of a number of regional locations in the USA and internationally

Brand Licensing

We have branded our offerings to include the following current names:  eWaste™, eWasteCC™, ePlant1000™, and eWasteTRAK™.  Our company brand and logo represent our commitment to the highest standards of end of life processing of electronic waste, and is supported by a policy of Zero Landfill, and Fair Trade.  Other organizations can promote their company with our brand so long as they commit to the same principles as we do and pay a license fee and royalty to do so.  The eWaste™ brand is being sold presently.

Engineering and Technology Sales

ePlant1000 is a range of highly engineered machinery and plant designs to achieve fast throughput and very high quality output streams.  ePlant1000 is nearing commercial stage.  eWasteTRAK is a software solution under development to target efficient handling of cross border yet secure and compliant transactions involving commodity and waste streams, but it is not yet ready for commercialization.  eWasteCC is now launched and ready for commercialization.  In the second quarter, no sales were recorded in this business segment.

Leasehold Operations

We operate properties and businesses which operate under leasehold contracts.  These operate as business units within this division of the Company.  As of this report, we have entered into three such contracts in China, one in the USA and one in Mexico.  Revenues are reported gross and our costs, including the leasehold payments are consolidated into our Income Statement.  We do not acquire the assets, but instead lease them, and we pay the property owners certain fixed and variable cost in the process.  This strategy delivers to us revenue streams and access to customers without the significant capital cost which might otherwise be required.

Surf Investments, Ltd. (Surf)

On June 25, 2013, the Company closed a definitive agreement to acquire Surf involving  mix of assumed convertible debt and Series A preferred shares.  The shareholder has elected the option to have us acquire the debt and forego the Series A preferred shares, but our counsel has not yet determined that the debt can be converted.  Accordingly the Series A preferred shares will not be issued until counsel’s determination is complete.

Surf was acquired to provide a base of operations in California.  It was founded in 1979 and the founding management has been retained.  It has focused on mobile computing and offers qualified technical services such as warranty and non-warranty repair, refurbishment, resale and recycling.  Over the years it has been accredited to perform warrant repair on behalf of electronics manufacturers such as Toshiba, Hewlett Packard, Lenovo and others.  It has also been accredited as a certified electronics processor by the State of California.  The company’s location in Southern California is considered strategically important, although current space is considered too small to handle new volumes of end-of-life electronics, so alternative locations are presently being sought.

YaZhou (a Variable Interest Entity or V.I.E.)

Through a series of contractual arrangements in  the first quarter of 2013we became the indirect holding company of Shanghai YaZhuo Jiudian Guanli, Ltd. (“YaZhuo ”), which is now our primary management company located in the People's Republic of China ("PRC").

Beginning early in the first quarter, EWSI’s Shanghai office, with YaZhuo as leader of the effort, began setting up new accounting systems and processes to manage the affairs of the business units we bring under contract as Leasehold Operations.  Using United States GAAP practices and English language based software YaZhuo is now overseeing the operations of our China based Leasehold Operations and is actively engaged in business development.  Their results in the first half year have led to many very important developments for our Company.

Jiangsu ChengXiang Plastic Co., LTD (JCP)

JCP is the first company managed by YaZhuo on behalf of the Company, JCP holds patents for the recycling of plastics, including electronic waste plastics, which it then processes into new materials for the construction industry. The company produces these construction grade plastics which are structurally advanced and are presently being used in the construction industry as reusable forms for building concrete structures.  We ultimately hope to be able to identify improved methods of operation, and intend to source access to additional input streams of plastics from ewaste and other materials; and to seek new uses of the patented recycling technology.

Shaghai Yibao Shangwu Xinxi ZixunYouxian Gongsi (eBao)

eBao is  historically a consulting and contracting firm specializing in the hotel, entertainment, and leisure industry. The company provides products and services designed to improve asset management, increase revenues and customer retention, and enhance the consumer experience.  The clients are frequently in need of new technology products and to find efficient methods for asset recovery or disposal.  We believe that our eWasteCC software solution will have significant applications to the industry served by eBao and we ultimately seek to learn more about that application so we can broaden the offering while simultaneously looking to secure streams of end of life assets.

Shanghai City View Hotel Management LTD. and Shanghai Kunyuan Jiudian Guanli Co., Ltd (City)

City is an upscale hotel and leisure company, and one of the types of targets for our eWasteCC technology.  City targets high-end consumers and regularly strives to find ways to upgrade the consumer experience by the use of new technologies and services.  We believe that our eWasteCC software solution will similarly have significant applications to the hotel and leisure industry and we ultimately seek to learn more about that application so we can broaden the offering while simultaneously looking to secure streams of end of life assets.

Factors impacting EWSI’s Consolidated Results of Operations

Among the principal factors that might affect future operations are the following:

Sudden Termination of Leasehold Operations. Unexpected termination of any of our Leasehold Operations could result in a drop in revenues which we may struggle to replace in a short period of time.

Damage to our Brand. Our brand is very important to us.  If any of our brand licensees were to do or take any action which would violate the principles we stand for, including our voluntary adoption of the highest standards of end of life processing, or our Zero Landfill policies for example, our brand could value could be diminished and could affect our ability to retain customers or sell more licenses

Availability of feedstock volumes. We have limited contracts with suppliers of feedstock and there is no guarantee of access to regular, predictable volumes of feedstock.

Demand for second-hand electronic equipment. Our revenue, operating results and investment in working capital depended on the level of demand for second-hand electronic equipment that had been repaired and/or refurbished.  If demand for used electronics sharply declines for any reason, including businesses and consumers curtailing their investment it could affect our revenues

Market prices for certain commodities. Our business is affected by changes in commodity prices notably that of precious metals used to manufacture key components found in electronic equipment.

Regulatory changes. Each time the legal or regulatory  environment changes it is likely that incremental cost is added to the reverse supply chain, which in turn implies that all participants in that supply chain will experience an increase in  operating costs, which may not be able to be passed downstream.

General and administrative costs. In order to execute our strategy for growth, we expect to further increase general and administrative overhead cost. Our results of operations will be adversely impacted if these additional overhead costs are incurred before growth in revenue is realized.

Condensed Consolidated Results of Operations for E-Waste Systems, Inc.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

We generated revenue of $2,966,312 during the six months ended June 30, 2013, compared with $0 during the six months ended June 30, 2012.  Sales realized during the six months ended June 30 2013 are from the sale of brand licenses and management service; from repair and recycling services from our acquisition of Surf; and from product sales and services in our leasehold operations.  The Company is implementing the revised business plan announced at the start of the year and comparisons to the last fiscal year are accordingly not meaningful.

Cost of Sales

Cost of sales for the six months ended June 30, 2013 amounted to $ 2,536,765, compared with
$0 for the six months ended June 30, 2012.  Costs of sales during the six months ended June 30, 2013 were comprised primarily of the cost of acquiring materials for recycling refurbishment and repair and the cost of product sales and direct labor in our leasehold operations. Our direct cost of sales for brand licenses is nil.  Comparisons to 2012 are not meaningful.

Gross Profit

Gross profit for the six months ended June 30, 2013 was $429,547, or 14% of revenues, compared to gross profit/loss of 0 for the six months ended June 30, 2012. We are in a period of fast growth and gross margins are expected to remain under pressure as we continue our high growth activities. Comparisons to 2012 are not meaningful.

Operating Expenses

We incurred operating expenses of $895,675 for the six months ended June 30, 2013 compared with operating expenses of $482,633  for the same period in 2012, an increase of $413,042.  This increase is attributable to an increase in hiring business development professional and other professional fees of $508,001, an increase/decrease in general and administrative expenses of 33,977.

Our operating expenses for the six months ended June 30, 2013 consisted of directors’ and officers’ accrued compensation, business development, professional fees and general and administrative expenses.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Other Items

We incurred other expenses of ($227,378) for the six months ended June 30, 2013 compared with ($67,368) during the same period in 2012, an increase of $160,010.    This increase in attributable to a $178,036 increase in interest expense on various convertible and non-convertible notes, a decrease in the gain on derivative liability of $6,895 offset by a $19,774 decrease in contingent consideration settlement losses and a foreign currency gain of $5,149.

Other income and expenses comprise interest expense on demand notes payable, gain on currency exchange and the interest on a derivative liability attaching to our convertible debt.

Net Income (Loss)

As a result of the above, we reported a net loss of $(693,506) for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, our condensed consolidated balance sheet presented total current assets of 3,360,527  and total current liabilities of    3,950,573  which resulted in a working capital deficit of $590,046.  EWSI generated consolidated revenue from condensed consolidated operations during the six months ended June 30, 2013 that fell short of its condensed consolidated operating expenses from continuing operations over the same period by $466,128.

To date, we have relied upon issuances of common stock and unsecured notes to finance our operations and help us meet our short-term obligations.  Over the next twelve months we anticipate incurring further expenditures to execute our business plan.  The operating expenses for the year will consist primarily of compensation, business development costs to grow the business and professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, travel and general office expenses.  Our current cash on hand is insufficient to make our planned expenditures and to pay for our general operating expenses over the next twelve months.  Accordingly, we must obtain additional financing and issue more common stock in order to continue to implement our business plan during and beyond the next twelve months.

We anticipate that additional future funding will be in the form of equity financing from the sale of our common and preferred stock and secured debt financing.  We are currently seeking additional funding. Additional equity financings could result in significant dilution to our stockholders.

Consolidated Cash Used in Operating Activities

Continuing operating activities in the six months ended June 30, 2013 used cash of $19,446, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for six months ended June 30, 2013 of $693,506 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss from continuing operations on our condensed consolidated cash flow for the six months ended June 30, 2013 was primarily offset by $599,317 in common stock issued for services and amortization of debt discounts and origination interest on derivative liabilities of $276,888, both non-cash items, and an increase in accounts payable and accrued expenses of $1,894,680.  These offsets were reduced by an increase in accounts receivable of $1,403,577.

Consolidated Cash Used in Investing Activities

We did not use any cash in investing for the six months ended June 30, 2013 or 2012.  However, the Company did acquire $42,549 in cash with its acquisition of a subsidiary.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the company.  Consolidated net cash flow provided by continuing financing activities for the six months ended June 30, 2013 was $82,500, which consisted of proceeds received from notes payable..

Off Balance Sheet Arrangements

As of June 30, 2013, we had no off balance sheet arrangements.

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

In order to continue as a going concern, we will need, among other things, additional capital resources and proper execution of our business plan. Management’s plan is to obtain such resources for us by seeking additional equity and/or debt financing. However, management cannot provide any assurances we will be successful in accomplishing any of our plans.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

(Not Applicable)

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Martin Nielson   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are effective for a company our size.  Our conclusion is based on the changes we implemented and discussed below

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

Since the start of this year there have been changes to our internal controls and financial reporting that have materially improved, or are reasonably likely to materially affect, our financial reporting.  These changes include implementing a more rigorous process of approval of financial agreements; reducing the number of people with access to our bank accounts; implementing new accounting systems in our Shanghai office, and replacing our previous interim Chief Financial Officer position with the appointment of Now CFO, through their Utah office.

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

Item 1.     Legal Proceedings

As of the filing of this document, the Company is not aware of any current or pending litigation.

Item 1A – Risk Factors

Forward-Looking Statements

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations, throughout this report, which include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.  Any number of risks and uncertainties could cause actual results to differ materially from those we express in our forward-looking statements, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. We therefore caution you not to rely unduly on any forward-looking statement. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

Risks and Uncertainties

We are subject to various risks that could have a negative effect on us or on our financial condition. You should understand that these risks could cause results to differ materially from those expressed in forward-looking statements contained in this report or in other Company communications. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:

Our industry is highly competitive, which may impact our ability to compete successfully for customers. We generally operate in markets that contain numerous competitors. Each of our operations compete with national international and independent companies in regional markets.  Some of this competition is very large. Our ability to remain competitive and to attract and retain business depends on our success in distinguishing the quality, value, and efficiency of our products and services, from those offered by others. If we cannot compete successfully in these areas, our operating margins could contract, our market share could decrease, and our earnings could decline.

Economic uncertainty could continue to impact our financial results and growth. Weak economic conditions in parts of the world, the strength or continuation of recovery in countries that have experienced improved economic conditions, potential disruptions in the U.S. economy as a result of governmental action or inaction on the federal deficit, budget, and related issues, political instability in some areas, and the uncertainty over how long any of these conditions will continue, could continue to have a negative impact on our industry.

Operational Risks

Premature termination of our leasehold operating agreements could hurt our financial performance. Our leasehold operating agreements may be subject to sudden termination. A significant loss due to sudden terminations could hurt our financial performance or our ability to grow our business.

Our operations are subject to global, regional, and national conditions. Because we conduct our business on a global platform, our activities are affected by changes in global and regional economies. Our future performance could be similarly affected by the economic environment in each of the regions in which we operate.

The major significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, or disrupt our business. We currently operate in multiple countries, and our operations in China represent the majority of our revenues to date. We expect that the international share of our total revenues will continue to increase in future periods. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.

Our new programs and new branded products may not be successful. We cannot assure you that our recently launched brands, our recent operational management agreements, our intended acquisitions, or any new programs or products we may launch in the future will be accepted by the public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.

Disagreements with the owners of the businesses that we manage, operate,  or sell brand licenses to may result in litigation or may delay implementation of product or service initiatives. Consistent with our focus on leasehold operating contracts and branding, we own very few of our functional properties. The nature of our responsibilities under our management agreements to operate and enforce the standards required for our brands under management operating agreements may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for or payment for new product or service initiatives.  We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential business owners but may not always able to do so. Failure to resolve such disagreements could result in litigation.  If any such litigation results in a significant adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.

Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of these brands could have an adverse impact on our market share, reputation, business, financial condition, or results of operations. Events that may be beyond our control could affect the reputation of one or more of our brands. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition, or results of operations could be affected.

Actions by our brand licensees or operating divisions could adversely affect our image and reputation.  We license many of our brand names and trademarks to third parties. Under the terms of their agreements with us, our licensees may interact directly with customers and other third parties under our brand and trade names. If these licensees fail to maintain or act in accordance with applicable brand standards, experience operational problems, or project a brand image inconsistent with ours, our image and reputation could suffer.

Development and Financing Risks

While we are a leasehold operator, licensor and acquiror, we or the business owners depend on capital to buy, develop, and improve their business and we and or the owners may be unable to access capital when necessary. In order to fund new investments both the Company and business owners in our network must periodically spend money. The availability of funds for new investments and improvement of operations our current businesses and our current business owners depends in large measure on capital markets and liquidity factors, over which we can exert little control.

Our growth strategy depends upon third-party business owners/operators, and future arrangements with these third parties may be less favorable. Our growth strategy for development of additional facilities entails entering into and maintaining various arrangements with business owners. The terms of our management operating agreements, license agreements, and acquisitions are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.

Development activities that involve investment with third parties may result in disputes that could increase costs, impair operations, or increase project completion risks. Partnerships, joint ventures, and other business combinations involving investment with third parties generally include some form of shared control over the operations of the business and create added risks, including the possibility that other investors in such ventures could have or develop business interests, policies, or objectives that are inconsistent with ours. Although we actively seek to minimize such risks before investing in partnerships, joint ventures, acquisitions or similar structures, actions by another investor or party may present additional risks of delay, increased costs, or operational difficulties following completion.

Other Risks

Changes in tax and other laws and regulations could reduce our profits or increase our costs. Our businesses are subject to regulation under a wide variety of laws, regulations, and policies in jurisdictions around the world. In response to the economic environment, we anticipate that many of the jurisdictions in which we do business will continue to review laws, regulations, and policies, and any resulting changes could impose new restrictions, costs, or prohibitions on our current practices and reduce our profits.

If we cannot attract and retain talented associates, our business could suffer. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain sufficient numbers of talented individuals it could limit our ability to grow and expand our businesses.

We previously determined that our disclosure controls and procedures were not effective. We have addressed previous issues but if our actions prove insufficient, we could suffer consequences..  , We cannot assure you that we will not discover additional weaknesses in our disclosure controls and procedures. Any such additional weakness could adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

In addition to the above, we refer you to further statements of risks filed in our annual report with the SEC on Form 10K filed on April 16, 2013 and incorporated herein by reference.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Effective April 5, 2013 E-Waste Systems, Inc. (the “Company”) entered into a Series A Convertible Callable Preferred Stock Purchase Agreement (“the Agreement”) pursuant to the Master License Agreement entered into with Tanke, Inc. (“TNKE”) on February 6, 2013 whereby the Company granted TNKE a master license for the People’s Republic of China and TNKE agreed to make an investment into the Company.  This agreement was previously filed with the SEC on Form 8K on April 8, 2013 and incorporated herein by reference.

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

Effective June 18, 2013 E-Waste Systems, Inc. (the “Company”) entered into a Series A Convertible Callable Preferred Stock Purchase Agreement (the “Agreement”) pursuant to the Master License Agreement entered into with Tanke, Inc. (“TNKE”) on February 6, 2013 whereby the Company granted TNKE a master license for the People’s Republic of China and TNKE agreed to make an investment into the Company.

The agreement is for the purchase of Eight Hundred (800) shares of the Company’s Series A Convertible Callable Preferred Stock at a price of One Thousand Dollars ($1,000) per share.

TNKE a master license for the People’s Republic of China and TNKE agreed to make an investment into the Company

Item 3.     Defaults upon Senior Securities

Note 9 to our condensed consolidated financial statements record our current defaults on the terms of loan notes that we have issued since October 2011.

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

E-Waste Systems, Inc.

Date:	August 19, 2013

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer, Chief Financial Officer and Director

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