Form 10-Q/A
period 2013-06-30
EWaste Systems, Inc.
filed 2013-08-23
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 22, 2013, there were 257,248,618 shares of our common stock issued and outstanding..

Explanatory Note:

This Amendment No. 1 to Form 10Q for the quarter ending June 30, 2013 as filed on August 19, 2013 is being filed because our original filing was incomplete due to the fact that the auditors had not completed their final review.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q/A Amendment No. 1are comprised of the following:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012

F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013, and 2012 (unaudited);

F-3	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013, and 2012 (unaudited);

F-4	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$121,543	$139
Accounts receivable, net of allowance for bad debts of $1,238 and 0, respectively	1,493,490	-
Prepaid assets	195,081	-
Inventory	38,746	-
Other current assets	71,893	-
Marketable securities, available-for-sale	880,000	-
Total Current Assets	2,800,753	139

License fees receivables	375,000	-
Intangible assets, net	347,369	-
Other assets	1,942	-
Total Assets	$3,525,064	$139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$2,137,146	$339,684
Accounts payable - related party	1,319,675	1,247,355
Short-term notes payable	397,928	175,000
Short-term related party convertible notes payable, net	12,000	12,000
Short-term convertible notes payable, net	13,126	13,334
Derivative liability on short-term convertible notes payable	131,957	61,545
Total Current Liabilities	4,011,832	1,848,918

Long-Term Liabilities
Long-term convertible notes payable, net	155,528	177,187
Total Long-Term Liabilities	155,528	177,187
Total Liabilities	4,167,360	2,026,105

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1,673 and 0 shares issued and outstanding, respectively	2	-
Common stock, $0.001 par value; 490,000,000 shares authorized, 197,197,842 and 106,504,926 shares issued and outstanding, respectively	197,198	106,505
Additional paid-in capital	2,919,847	904,032
Stock subscription receivable	(88,000)	-
Accumulated other comprehensive income (loss)	(514)	-
Accumulated deficit	(3,670,829)	(3,036,503)
Total Stockholders' Equity (Deficiency)	(642,296)	(2,025,966)

Total Liabilities and Stockholders' Equity (Deficiency)	$3,525,064	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Product sales revenue	$1,673,684	$-	$1,677,688	$-
Service revenue	763,624	-	763,624	-
Revenues from license fees	300,000	-	525,000	-
Total Revenues	2,737,308	-	2,966,312	-

Cost of goods sold	2,534,626	-	2,536,765	-
Gross Margin	202,682	-	429,547	-

Operating Expenses
Officer and director compensation	107,009	179,767	238,631	367,567
Professional fees	139,910	28,257	584,426	78,966
General and administrative	53,859	17,478	82,388	36,100
Total Operating Expenses	300,778	225,502	905,445	482,633

Loss from Operations	(98,096)	(225,502)	(475,898)	(482,633)

Other Income/(Expenses)
Interest expense	(98,055)	(2,977)	(216,348)	(8,067)
Gain (loss) on derivative liability	48,943	-	52,468	7,371
Foreign currency transaction gain	-	-	5,149	-
Gain (loss) on settlement of contingent consideration	303	-	303	(66,672)
Total Other Income/(Expenses)	(48,809)	(2,977)	(158,428)	(67,368)

Loss from Operations before Income Taxes	(146,905)	(228,479)	(634,326)	(550,001)
Provision for Income Taxes	-	-	-	-

Net Loss from Continuing Operations	(146,905)	(228,479)	(634,326)	(550,001)
Loss from Discontinued Operations, net of Income Taxes	-	(34,506)	-	(58,408)
Net Loss	$(146,905)	$(262,985)	$(634,326)	$(608,409)

Other Comprehensive Income
Foreign currency translation adjustments	506	-	514	-
Total Other Comprehensive Income	$(146,399)	$(262,985)	$(633,812)	$(608,409)

Basic and Diluted Loss per Share from Continuing Operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and Diluted loss per Share from Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	168,656,462	101,154,926	146,030,725	100,994,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities:
Net Loss	$(634,326)	$(550,001)
Adjustments to reconcile net loss to net cash used in operations
Provision for allowance on A/R	-	40,000
Loss on settlement of contingent considerations	-	66,671
Amortization of debt discounts	61,361	-
Origination interest on derivative liability	136,040	-
Change in derivative liability	(52,468)	(7,371)
Debt issued for services	17,417	-
Common stock issued for services	612,607	39,930
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts and other receivables	(1,513,227)	-
(Increase)/Decrease in inventory	(34,989)	-
(Increase)/Decrease in prepaid expenses	(195,080)	-
(Increase)/Decrease in license fees receivable	(527,467)	-
Increase/(Decrease) in accounts payable and accrued expenses	2,112,130	(45,567)
Increase/(Decrease) in accrued expenses - related party	-	378,630
Net Cash Used In Continuing Operating Activities	(18,002)	(77,708)
Net Cash Used In Discontinued Operating Activities	-	(103,157)
Net Cash Used in Operating Activities	(18,002)	(180,865)

Cash Flows From Investing Activities:
Cash acquired with purchase of subsidiary	42,549	-
Net Cash Used In Investing Activities	42,549	-

Cash Flows From Financing Activities:
Proceeds from notes payable	82,500	175,000
Proceeds from contributed capital	-	2,000
Net Cash Provided by Continuing Financing Activities	82,500	177,000
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	82,500	177,000

Effects of exchange rates on cash	14,357	-
Net Increase / (Decrease) in Cash	121,404	(3,865)
Cash at Beginning of Period	139	6,493

Cash at End of Period	$121,543	$2,628

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$3,711
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discounts on convertible notes payable	$219,841	$-
Preferred stock issued and debt assumed for acquisition of subsidiary	$250,184	$-
Preferred stock issued for marketable securities	$880,000	$-
Common stock issued for intangible asset	$77,185	$-
Common stock issued for conversion of debt	$336,281	$140,664
Contributed capital on agreement with variable interest entity	$15,340	$-
Common stock issued for conversion of preferred stock for settlement of deferred consideration	$-	$378,409

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

These condensed consolidated Financial Statements have not been audited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.  Although we believe our disclosures are adequate to make the information presented not misleading, you should read the financial statements in this report in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, (“2012 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2012 Form 10-K.

NOTE 2 GOING CONCERN

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

Principles of Consolidation

The accompanying consolidated financial statements for the period ended June 30, 2013 include the accounts of the Company and its wholly-owned subsidiary, E-Waste Systems of Ohio, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers a number of factors, including historical losses, current receivables aging reports, the counter party’s current ability to pay its obligation to the Company, and existing industry and People’s Republic of China (“PRC”) economic data. The Company reviews its allowances every month. Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability. During the three and six month periods ended June 30, 2013 and 2012, $65,000 and $0 of receivables  were charged off against the allowance, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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
Revenue from Operating Leases
The Company recognizes revenue for its operating leases in the following three categories:

▪
Concrete forms are produced to customer specifications.  Deposits paid prior to the completion of the product are deferred until the product is delivered.  Once the product is delivered, the Company recognizes product sales.

▪	Services for product acquisition are recognized when commissions are received as determined by contract.
▪	We recognize base management fees as revenue when we earn them under the contracts.

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

Marketable Securities-Available for Sale are as follows:

Balance, December 31, 2012	$-

Marketable securities received in exchange for preferred stock	880,000
Unrealized gains or losses
Other-than-temporary impairment	-

Balance, June 30, 2013	$880,000

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Loss	Net Market Value

Available-for-sale Securities	$880,000	$-	$-	$880,000

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the unamortized portion of software development costs, certification costs and customer lists.  The software development costs asset is still in the developmental stage.  No amortization has been recorded on this product.  Certification costs and customer lists will be amortized over the remaining economic useful lives. The following table presents the detail of intangible assets for June 30, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life

June 30, 2013
Software Development Costs	$77,185	$-	$77,185	3	Years
Certification Costs	200,000	-	200,000	5	Years
Customer Lists	70,184	-	70,184	5	Years
Total	$349,057	$-	$349,057

Amortization expense was $0 and $0 for the six months ended June 30, 2013.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Transactions Involving Officers and Directors

During the six month period ended June 30, 2013, the Company issued 10,000,000 shares of common stock to the Company’s Chief Executive Officer and Director  at $0.0088 per share for accrued officer compensation of $125,000 and 3,183,295 shares of common stock to the Company’s former interim Chief Financial Officer at $0.013 per share for compensation expense of $34,077.  The Company also recorded $215,133 of additional officer compensation along with a gain on currency translation loss for an officer contract denominated in British Pounds (“GBP”), leaving an ending balance of $1,296,601 in accrued officer and director compensation at June 30, 2013.

During the six month period ended June 30, 2013, the Company issued 1,800,000 shares of S-8 registered shares to the Company’s Chief Executive Officer and Director at $.004355 per share for accrued officer compensation of $7,839.

NOTE 9 –NOTES PAYABLE

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable.  The note accrues interest at 12 percent and is due twelve months from the date of origination or October 28, 2012.  The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share.   The Company recognized $714 and $252 of interest
expense on the related party convertible note payable leaving a balance in accrued interest of $2,052 and $1,697 as of June 30, 2013 and December 31, 2012, respectively.  The note has been extended for an additional year and all default terms have been recognized in the presentation of the note payable.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 9 –NOTES PAYABLE (CONTINUED)

Effective February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14 percent, are unsecured and are due on demand. During the quarter ended June 30, 2013, the Company recognized $2,618 of interest expense on these notes payable leaving balances in accrued interest of $460 and $403, respectively as of June 30, 2013 and December 31, 2012.

Effective April 3, 2013 the Company entered into a settlement agreement with the Note Holder whereby the Company would pay interest to the Note Holder from inception of the two notes through and including May 31, 2013.   Payment of the interest due of $13,657 was made in the form of 1,029,479 shares of Rule 144 Unrestricted common stock.

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

NOTE 9 –NOTES PAYABLE (CONTINUED)

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

The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date.  Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $44,445 on the payment dates of the note for the year ended December 31, 2012, and $108,236 and $55,556 for the period ended June 30, 2013. As of June 30, 2013 and December 31, 2012, the Company had recognized amortization on debt discounts on these notes of $20,032 and $37,814 leaving unamortized debt discounts of $44,821 and $31,111, respectively.  See Note 10 for treatment of derivative liability associated with convertible notes payable.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 9 –NOTES PAYABLE (CONTINUED)

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

NOTE 9 –NOTES PAYABLE (CONTINUED)

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

Effective June 3, 2013, the Company executed a convertible note payable with a face value of $32,500.  This note is unsecured, bears interest at 8% per annum and is due June 2, 2014.  The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $60,352 and debt discount of $32,500 on the payment dates of the note for the period ended June 30, 2013. As of June 30, 2013, the Company had recognized amortization on debt discounts on these notes of $2,391 leaving unamortized debt discounts of $30,109.  See Note 10 for treatment of derivative liability associated with convertible notes payable.

On June 25, 2013, the Company assumed loans payable with the acquisition of Surf Investments, Ltd. in the amount of $222,928.  These loans are non-interest bearing and due upon demand.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 9 –NOTES PAYABLE (CONTINUED)

The components of notes payable are summarized in the table below:

	June 30, 2013	December 31, 2012

Convertible note payable to a related party, bearing interest at 12%, unsecured, due on October 28, 2012 (note is in default)	$12,000	$12,000
Notes payable to an unrelated party, bearing interest at 14%, unsecured, due on demand	75,000	75,000
Note payable to an unrelated party, bearing interest at 14%, unsecured, due on March 24, 2013 (note is in default)	100,000	100,000
Notes payable to unrelated parties, bearing no interest, unsecured, and due on demand	222,928	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on February 8, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on June 12, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 27, 2013 and due on October 10, 2013.	-	44,445
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, due on June 2, 2014	32,500	-
Discounts on short-term convertible notes payable	(74,930)	(31,111)
Total short-term debt	$423,054	$200,334

Derivative liability on short-term convertible notes	$131,957	$61,545

Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	$11,000	$11,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	29,000	29,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	98,500	162,500
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on January 18, 2016	41,557	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on February 8, 2016	162,500	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on March 5, 2016	17,417	-
Unamortized debt discounts on issuances of convertible debt	(203,850)	(25,313)
Total long-term debt	$126,124	$177,187

NOTE 10 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock.  The conversion terms of the convertible notes executed on February 27, 2013, June 3, 2013 and June 11, 2013 (total unpaid face value of $88,056) are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  As a result, the Company has determined that the conversion features imbedded in the notes are not considered to be solely indexed to the Company’s own stock and are therefore not afforded equity treatment. In accordance with ASC 815, the Company has bi-furcated the conversion feature of the note and recorded a derivative liability.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 10 – DERIVATIVE LIABILITY (CONTINUED

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with convertible notes payable.

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of 1.00 year, average risk free rates over between 0.17 and 0.18 percent, and annualized volatility of between 260 and 304 percent to record derivative liabilities of $250,212.  At December 31, 2012, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.65 and 0.78 years, risk free rate of 0.16 percent, and annualized volatility of between 310 and 331 percent and determined that, during the year ended December 31, 2012, the Company’s derivative liability decreased by $2,899 to $61,545. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

At June 30, 2013, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.66 and 0.95 years, risk free rates of between 0.11  percent and 0.16 percent, and annualized volatility of between 310 and 320 percent and determined that, during the six months ended June 30, 2013, the Company’s derivative liability decreased by $52,468 to $131,957. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

The Company recognized a pro rata portion of the derivative liability of $76,805 to additional paid-in capital as a result of five conversions of the notes payable on February 28, 2013, March 20, 2013, April 18, 2013, May 6, 2013 and June 14, 2013.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Operating Leases

The Company has entered three operating agreements to operate businesses in behalf of property owners.  The agreements require facility and equipment payments and personnel payments along with other possible payments in the course of operating these businesses.  These agreements are on a quarter-to-quarter basis and can be terminated upon agreement of both parties.

Contingent Consideration

In connection with the acquisition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.), this was disclosed in our annual filing with the SEC on Form 10-K, filed April 16, 2013 and incorporated by reference herein.

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

NOTE 12 – PREFERRED STOCK (CONTINUED)

Preferred Stock Activity for the Period Ended June 30, 2013

Effective February 6, 2013, as part of a master license agreement signed with an unrelated third party, the Company issued 650 shares of Series and in exchange received marketable securities valued at $880,000.  The fair value of the preferred stock transferred was based on the trading price on the date of transfer of the marketable securities into which the shares received may be converted based on the conversion terms of the preferred stock.  During the quarter ended June 30, 2013, no unrealized gains or losses were recorded with respect to the preferred shares.

During the quarter ended June 30, 2013, the Company issues $223 in Series A Preferred Stock, valued at $27,256, and assumed liabilities of $222,928 in the acquisition of a subsidiary.

During the quarter ended June 30, 2013, the Company entered into a subscription agreement with an unrelated third party to issue 800 shares of Series A Preferred Shares. The transaction has been recorded at a value or $88,000, which was based on the trading price on date of transfer of the marketable securities into which the share received may be converted based on the conversion terms of the preferred stock,and is currentlyrecorded as a subscription receivable on the Company’s balance sheet.

NOTE 13 – COMMON STOCK

The Company’s board of directors and majority shareholder approved an amendment to the articles of incorporation for the purpose of increasing the authorized common stock from 190,000,000 shares to 490,000,000 shares. The Company’s authorized shares of preferred stock were not affected in this corporate action.  As of June 30, 2013 and December 31, 2012, there were 197,197,842 and 106,504,926 shares of common stock issued and outstanding, respectively.

Common Stock Activity for the Six Months Ended June 30, 2013

During the six months ended June 30, 2013, the Company issued 47,851,096 shares of common stock at prices ranging from $0.006 to $0.0178 per share for services valued at $612,607.  The value of the shares issued for services was based on the trading price of the Company’s common stock on the date of issuance.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 13 – COMMON STOCK (CONTNUED)

During the six months ended June 30, 2013, the Company issued 6,349,505 shares of common stock at prices ranging from $.006 to $0.0178 per share for capitalized software development costs valued at $77,185.  The value of the shares issued for services was based on the trading price of the Company’s common stock on the date of issuance.

During the six months ended June 30, 2013, the Company issued 36,492,315 shares of common stock at $0.0049 to $0.0125 per share for settlement of debt valued at $336,281.  The value of shares issued for settlement of debt was based on the trading price of the Company’s common stock on the date of issuance or the face value of the debt extinguished.

During the six months ended June 30, 2013, the Company recorded $219,841 to additional paid-in capital for debt discounts recorded on convertible notes payable.

During the six months ended June 30, 2013, the Company recorded $15,340 to additional paid-in capital in connection with an agreement signed with a consolidated subsidiary which has been determined to be a variable interest entity.

NOTE 14 - OPERATING LEASES

We operate properties and businesses which operate under leasehold contracts.  These are operated as business units within this division of the Company.  As of this report, we have entered into three such contracts in China, one in the USA and one in Mexico.  Revenues are reported gross and our costs, including the leasehold payments are consolidated into our condensed consolidated statements of operations.  We do not acquire the assets, but instead lease them, and we pay the property owners certain fixed and variable cost in the process.  This strategy delivers to us revenue streams and access to customers without the significant capital cost which might otherwise be required. The agreements are on a quarter by quarter basis.

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
Effective April 1, 2013 EWSI entered into an agreement with eBao which is incorporated in the People’s Republic of China (“PRC”) wherein EWSI leased the business and properties and is operating the business on those properties.  Under this agreement the Company operates a consulting and specialized services business for the hospitality industry.  The Company recognizes the revenue, directly related costs of revenues and all associated costs; pays for the leased premises with certain fixed and variable payments and also reimburses eBao for the use of personnel leased by the Company

Shanghai City View Hotel Management and Shanghai Kunyuan Jiudan Guanli (City)
Effective April 1, 2013 EWSI entered into a joint agreement with City, which consists of two ‘sister’ companies incorporated in the People’s Republic of China (“PRC”) which has identical shareholders, wherein EWSI leased and is operating the business from those properties.  The Company recognizes the revenue, directly related costs of revenues and all associated costs; pays for the leased premises with certain fixed and variable payments and also reimburses City for the use of personnel leased by the Company.

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

●
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

●	EWSI has the right to receive expected residual returns of YaZhuo in the form of the management service fees equivalent to all of the net income of YaZhuo.

Included in the accompanying consolidated financial statements are the following assets and liabilities of YaZhuo as of June 30, 2013:

June 30,
2013

Cash	$14,189
Total assets	$14,189

Accrued liabilities	$51
Total liabilities	$51

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 15 - VARIABLE INTEREST ENTITY (CONTINUED)

Included in the accompanying consolidated financial statements are the following income and expenses of YaZhuo from the date of the execution of the management agreement on March 26, 2013 through June 30, 2013:

From the Date of
Consolidation on
March 26,
2013 Through
June 30,
2013

Revenues	$223,139
Cost of goods sold	229,941
Gross margin	(6,802)

General and administrative expenses	-

Net loss	$(12,009)

NOTE 16 – ACQUISITION OF SUBSIDIARY

Surf Investments, Ltd. (Surf)

On June 25, 2013, the Company entered into a binding agreement to acquire 100% of the shares of Surf Investments, Ltd, ({"Surf") a California company in the mobile computing and e-waste recycling business.  The Company acquired Surf because of it e-waste certifications in the state of California and the access to customers that will benefit the Company in expanding its sales and services.  Consideration paid was the assumption of liabilities of $222,928 and the issuance of 223 shares of Series A Preferred Stock valued at $27,256 for a total consideration of $250,148.  Results of operations are from the date of acquisition through the end of the period.  Fair values of assets and liabilities acquired are estimates of management and the Company is currently in the process of obtaining a third-party valuation on such assets and liabilities.

The following table shows the assets and liabilities acquired, consideration paid and net assets acquired:

Assets
Cash	$42,549
Accounts receivable, net	31,028
Inventories	3,342
Other current assets	872
Security deposits	1,942
Total Assets	$79,733

Certifications	200,000
Customer list	$71,184
Total	$350,817

Liabilities
Accounts payable	$100,733
Total Liabilities	$100,733

Net Assets Acquired	$250,184

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2013 and December 31, 2012, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2013	Level 1	Level 2	Level 3	Total Carrying Value
Marketable securities	$880,000	$-	$-	$880,000
Stock warrant derivative liabilities	-	-	(131,957)	(131,957)
	$880,000	$-	$(131,957)	$748,043

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012	Level 1	Level 2	Level 3	Total Carrying Value
Marketable securities	$-	$-	$-	$-
Stock warrant derivative liabilities	-	-	(61,545)	(61,545)
	$-	$-	$(61,545)	$(61,545)

NOTE 18 - SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Company issued 4,663,480 shares of common stock valued at an average of $0.0165 per share to various contractors for services valued at $83,337.   The Company also issued
2,887,296 shares of common stock valued at an average of $0.0087 per share to various note holders in conversion of $25,000.

Effective July 10, 2013 the Company’s chief executive officer converted past obligations totaling $165,750 into 50,000,000 shares of the Company’s common stock.

Effective July 10, 2013 the Company’s chief executive officer converted past obligations totaling $8,275 into 2,500,000 shares of the Company’s S8 unrestricted common stock.

Effective August 13, 2013 the Company’s chief executive officer converted past obligations totaling $20,000 into 20,000 shares of the Company’s newly established Series B Preferred shares.

Effective July 26, 2013 the Company created an additional class of securities called the Series B Preferred stock, designating 500,000 shares at a par value of $0.001.

Effective July 26, 2013 the Company created an additional class of securities called the Series B Preferred stock, designating 500,000 shares at a par value of $0.001.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and December 31, 2012
(Unaudited)

NOTE 18 - SUBSEQUENT EVENTS (CONTINUED)

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

On June 25, 2013, the Company entered into a binding agreement to acquire 100% of the shares of Surf Investments, Ltd a California company in the mobile computing and e-waste recycling business.  The Company acquired Surf because of it e-waste certifications in the state of California and the access to customers that will benefit the Company in expanding its sales and services.  The consideration paid was the assumption of liabilities of $222,928 and the issuance of 223 shares of Series A Preferred Stock for total consideration of $250,148.  Results of operations are from date of acquisition.  Fair values are estimates of management and they are in the process of getting a third-party valuation

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We were incorporated in the State of Nevada on December 19, 2008.  In May 2011, we changed our name to “E-Waste Systems, Inc.” to reflect the strategy we are now operating.

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

Condensed Consolidated Results of Operations for E-Waste Systems, Inc.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

We generated revenue of $2,966,312 during the six months ended June 30, 2013, compared with $0 during the six months ended June 30, 2012.  Sales realized during the six months ended June 30, 2013 are from the sale of brand licenses and management service; from repair and recycling services from our acquisition of Surf Investments Ltd.; and from product sales and services in our leasehold operations.  The Company is implementing the revised business plan announced at the start of the year and comparisons to the last fiscal year are accordingly not meaningful.

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

Gross Profit

Gross profit for the six months ended June 30, 2013 was $429,547, or 14.5% of revenues, compared to gross profit of $0 for the six months ended June 30, 2012. We are in a period of fast growth and gross margins are expected to remain under pressure as we continue our high growth activities. Comparisons to 2012 are not meaningful.

Operating Expenses

We incurred operating expenses of $905,445 for the six months ended June 30, 2013 compared with operating expenses of $482,633for the same period in 2012, an increase of $422,812.  This increase is attributable to an increase in hiring business development professionals and other professional fees of $505,460, and an increase in general and administrative expenses of $46,288.

Our operating expenses for the six months ended June 30, 2013 consisted of directors’ and officers’ accrued compensation, business development, professional fees and general and administrative expenses.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Other Items

We incurred other expenses of $158,428 for the six months ended June 30, 2013 compared with $67,368 during the same period in 2012, an increase of $91,060.  This increase in attributable to a $208,281 increase in interest expense on various convertible and non-convertible notes, an increase in the gain on derivative liability of $45,097 offset by a $66,975 decrease in contingent consideration settlement losses and a foreign currency transaction gain of $5,149.

Other income and expenses comprise interest expense on demand notes payable, gain on currency exchange and the interest on a derivative liability attaching to our convertible debt.

Net Income (Loss)

As a result of the above, we reported a net loss of $634,326 for the six months ended June 30, 2013.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

We generated revenue of $2,737,308 during the three months ended June 30, 2013, compared with $0 during the three months ended June 30, 2012.  Sales realized during the three months ended June 30, 2013 are from the sale of brand licenses and management service; from repair and recycling services from our acquisition of Surf; and from product sales and services in our leasehold operations.  The Company is implementing the revised business plan announced at the start of the year and comparisons to the last fiscal year are accordingly not meaningful.

Cost of Sales

Cost of sales for the three months ended June 30, 2013 amounted to $ 2,534,626, compared with
$0 for the three months ended June 30, 2012.  Costs of sales during the three months ended June 30, 2013 were comprised primarily of the cost of acquiring materials for recycling refurbishment and repair and the cost of product sales and direct labor in our leasehold operations. Our direct cost of sales for brand licenses is nil.  Comparisons to 2012 are not meaningful.

Gross Profit

Gross profit for the three months ended June 30, 2013 was $202,682, or 7.4% of revenues, compared to gross profit of 0 for the three months ended June 30, 2012. We are in a period of fast growth and gross margins are expected to remain under pressure as we continue our high growth activities. Comparisons to 2012 are not meaningful.

Operating Expenses

We incurred operating expenses of $300,778 for the three months ended June 30, 2013 compared with operating expenses of $225,502 for the same period in 2012, an increase of $75,276.  This increase is attributable to an increase in hiring business development professional and other professional fees of $111,653, and an increase in general and administrative expenses of $37,033.

Our operating expenses for the three months ended June 30, 2013 consisted of directors’ and officers’ accrued compensation, business development, professional fees and general and administrative expenses.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Other Items

We incurred other expenses of $48,809 for the three months ended June 30, 2013 compared with $2,977 during the same period in 2012, an increase of $45,832.  This increase in attributable to a $95,078 increase in interest expense on various convertible and non-convertible notes and an increase in the gain on derivative liability of $48,943.

Other income and expenses comprise interest expense on demand notes payable, gain on currency exchange and the interest on a derivative liability attaching to our convertible debt.

Net Income (Loss)

As a result of the above, we reported a net loss of $146,905 for the three months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, our condensed consolidated balance sheet presented total current assets of $2,800,753 and total current liabilities of $4,011,832 which resulted in a working capital deficit of $1,211,079.  EWSI generated consolidated revenue from condensed consolidated operations during the six months ended June 30, 2013 that fell short of its condensed consolidated operating expenses from continuing operations over the same period by $495,454.

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

Consolidated Cash Used in Operating Activities

Continuing operating activities in the six months ended June 30, 2013 used cash of $18,002, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for six months ended June 30, 2013 of $634,326 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss from continuing operations on our condensed consolidated cash flow for the six months ended June 30, 2013 was primarily offset by $612,607 in common stock issued for services and amortization of debt discounts and origination interest on derivative liabilities of $136,040, both non-cash items, and an increase in accounts payable and accrued expenses of $2,112,135.  These offsets were reduced by an increase in accounts receivable of $1,513,227.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Martin Nielson   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are not effective.

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

E-Waste Systems, Inc.

Date:	August 23, 2013

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer. Chief Financial Officer and Director

E-Waste Systems, Inc.
(the “Registrant”)
(Commission File No. 333-165863)
Exhibit Index
To Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2013

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