Form 10-Q/A
period 2013-06-30
EWaste Systems, Inc.
filed 2013-09-03
CIK 1488309

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 22, 2013, there were 257,248,618 shares of our common stock issued and outstanding.

Explanatory Note

The purpose of this Amendment No. 2 to E-Waste Systems, Inc.’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2013 (the “Form 10-Q/A Amendment No. 1”), as filed with the Securities and Exchange Commission on August 23, 2013, is to furnish Exhibits 101 to the Form 10-Q/A Amendment No. 2 in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-Q/A Amendment No. 2 formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 2 to the Form 10-Q also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-Q/A Amendment No. 1.  This Amendment No. 2 to the Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q/A Amendment No. 1, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q/A Amendment No. 1.

- 2

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Waste Systems, Inc.

Date:	September 3, 2013

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer. Chief Financial Officer and Director

- 3

E-Waste Systems, Inc.
(the “Registrant”)
(Commission File No. 333-165863)
Exhibit Index
To Quarterly Report on Form 10-Q/A Amendment No. 2
for the Quarter Ended June 30, 2013

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS †	XBRL Instance Document		X

101.SCH †	XBRL Taxonomy Extension Schema Document		X

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB †	XBRL Extension Labels Linkbase Document		X

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document		X

*	Filed as an exhibit to the original Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2013, filed August 23, 2013.

†
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

- 4