Form 10-Q/A
period 2013-03-31
EWaste Systems, Inc.
filed 2013-11-19
CIK 1488309

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

  Explanatory Note

The purpose of this Amendment No. 2 to E-Waste Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 20, 2013, is due to a change in the accounting for lease operating agreements.  The accounting was originally treated as a variable interest entity and was consolidated. The Company determined that the correct accounting method was a leased operation instead of a consolidated entity.  The change in accounting addressed the consolidation of assets and liabilities as a variable interest entity that did not belong to the company as a leased operation and therefore were not consolidated under the lease operation accounting.

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

E-WASTE SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited/Restated)
ASSETS
Current Assets
Cash	$25,107	$139
Accounts receivable	4,009	-
Inventory	-	-
Marketable securities, available-for-sale	880,000	-
Total Current Assets	909,116	139

Property and equipment, net	-	-
License fees receivables	75,000	-
Total Assets	$984,116	$139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$307,876	$339,684
Accounts payable - related party	1,240,380	1,247,355
Short-term notes payable	175,000	175,000
Short-term related party convertible notes payable, net	12,000	12,000
Short-term convertible notes payable, net	13,158	13,334
Derivative liability on short-term convertible notes payable	54,239	61,545
Total Current Liabilities	1,802,653	1,848,918

Long-Term Liabilities
Long-term convertible notes payable, net	138,187	177,187
Derivative liability on long-term convertible notes	62,111	-
Total Long-Term Liabilities	200,298	177,187
Total Liabilities	2,002,951	2,026,105

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 800 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value; 490,000,000 shares authorized, 146,823,587 and 106,504,926 shares issued and outstanding, respectively	146,825	106,505
Additional paid-in capital	2,357,119	904,032
Stock subscriptions receivable	-	-
Accumulated other comprehensive income	62	-
Accumulated deficit	(3,522,842)	(3,036,503)
Total Stockholders' Equity (Deficiency)	(1,018,835)	(2,025,966)

Total Liabilities and Stockholders' Equity (Deficiency)	$984,116	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(Restated)

Product sales revenue	$4,001	$-
Service revenues	-	-
Revenues from license fees	225,000	-
Total Revenues	229,001	-

Cost of goods sold	3,801	-
Gross Margin	225,200	-

Operating Expenses
Officer and director compensation	131,622	187,800
Professional fees	449,167	50,709
General and administrative	21,261	18,622
Total Operating Expenses	602,050	257,131

Loss from Operations	(376,850)	(257,131)

Other Income/(Expenses)
Interest expense	(118,163)	(5,090)
Gain on derivative liability	3,525	7,371
Currency exchange gain	5,149	-
Loss on settlement of contingent consideration	-	(66,672)
Total Other Income/(Expenses)	(109,489)	(64,391)

Loss from Operations before Income Taxes	(486,339)	(321,522)
Provision for Income Taxes	-	-

Net Loss from Continuing Operations	(486,339)	(321,522)
Loss from Discontinued Operations, net of Income Taxes	-	(23,902)
Net Loss	$(486,339)	$(345,424)

Other Comprehensive Income
Foreign currency translation adjustments	-	-
Total Other Comprehensive Income	$(486,339)	$(345,424)

Basic and Diluted Loss per Share from Continuing Operations	$(0.00)	$(0.00)
Basic and Diluted loss per Share from Discontinued Operations	$-	$(0.00)
Net loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	123,153,590	100,834,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(Restated)
Cash Flows From Operating Activities:
Net Loss	$(486,339)		$(321,522)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	-		-
Provisioin for allowance on A/R	-		40,000
Currency translation (gain) loss	(5,149)		-
Loss on settlement of contingent considerations	-		66,671
Amortization of debt discounts	25,918		-
Origination interest on derivative liability	76,195		-
Change in derivative liability	(3,525)		(7,371)
Debt issued for services	17,417		-
Common stock issued for services	293,634		39,930
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts and other receivables	(4,009)		-
(Increase)/Decrease in inventory	-		-
(Increase)/Decrease in license fees receivable	(225,000)		-
Increase/(Decrease) in accounts payable and accrued expenses	166,826		(105,357)
Increase/(Decrease) in accrued expenses - related party	123,176		189,214
Increase/(Decrease) in accrued interest	-		-
Net Cash Used In Continuing Operating Activities	(20,856)		(98,435)
Net Cash Provided by Discontinued Operating Activities	-		(15,706)
Net Cash Used in Operating Activities	(20,856)		(114,141)

Cash Flows From Investing Activities:
Cash acquired with purchase of subsidiary	-		-
Net Cash Used In Investing Activities	-		-

Cash Flows From Financing Activities:
Proceeds from notes payable	25,000		175,000
Proceeds from contributed capital	-		2,000
Net Cash Provided by Continuing Financing Activities	25,000		177,000
Net Cash Provided by Discontinued Financing Activities	-		-
Net Cash Provided by Financing Activities	25,000		177,000

Effects of exchange rates on cash	22,304		-

Net Increase / (Decrease) in Cash	26,448		62,859
Cash at Beginning of Period	139		6,493

Cash at End of Period	$26,587		$69,352

Supplemental disclosure of cash flow information:

Cash paid for interest	$-		$230
Cash paid for taxes	$-		$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discounts on convertible notes payable	$247,545		$-
Preferred stock issued for marketable securities	$730,000		$-
Preferred stock issued for acquisition of subsidiary	$27,256		$-
Common stock issued for intangible assets	$77,185	$
Common stock issued for conversion of debt	$252,123		$140,664
Common stock issued for conversion of preferred stock for settlement of deferred consideration	$-		$378,409

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
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable Securities (Continued)

The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. Pursuant to ASC 320-5, other than temporary impairment losses are recorded as impairment expense in the statement of operations during the period in which the impairment is determined. The Company recognized other-than-temporary impairment to marketable securities in the amount of $-0- and $-0- during the three month periods ended March 31, 2013 and 2012, respectively.

Long-Lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. The Company recorded impairment expense on long-lived intangible assets of $-0- and $-0- during the three month periods ended March 31, 2013 and 2012, respectively.

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

Marketable Securities-Available for Sale are as follows:

Balance, December 31, 2012	$-

Marketable securities received in exchange for preferred stock	880,000
Unrealized gains or losses	-
Other-than-temporary impairment	-

Balance, March 31, 2013	$880,000

Marketable Securities-Available for Sale	880,000

Balance, March 31, 2013	$880,000

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Loss	Net Market Value

Available-for-sale Securities	$880,000	$-	$-	$880,000

NOTE 6 – DISCONTINUED OPERATIONS

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

NOTE 7 - RELATED PARTY TRANSACTIONS

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

NOTE 8 –NOTES PAYABLE

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

NOTE 8 –NOTES PAYABLE (CONTINUED)

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

NOTE 8 –NOTES PAYABLE (CONTINUED)

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 11 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of series A convertible preferred stock with a par value of $0.001.  As of March 31, 2013, and December 31, 2012, there were 800 and -0- shares of series A convertible preferred stock issued and outstanding, respectively.  The shares have the following provisions:

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

Preferred Stock Activity for the Year Ended March 31, 2013

On February 6, 2013, as part of a master license agreement signed with an unrelated third party, the Company issued 800 shares of Series A Convertible Callable Preferred Stock valued to an unrelated third party and in exchange received marketable securities valued at $880,000.  The fair value of the preferred stock transferred was based on the trading price of the marketable securities received on the date of transfer.

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

NOTE 12 – COMMON STOCK (CONTINUED)

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

NOTE 13 - OPERATING LEASES

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

Jiangsu ChengXiang Plastic Co., LTD (JCP)
On March 26, 2013, EWSI entered into an agreement with JCP which is incorporated in the People’s Republic of China (“PRC”) wherein EWSI leased the business and properties and is operating the business on those properties.  Under this agreement the Company operates a plastics recycling business for the construction industry.  The Company recognizes the revenue, directly related costs of revenues and all associated costs; pays for the leased premises with certain fixed and variable payments and also reimburses JCP for the use of personnel leased by the Company.

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

From the Date of
Consolidation on
March 26,
2013 Through
March 31,
2013

Revenues	$4,001
Cost of goods sold	3,801
Gross margin	200

General and administrative expenses	400
Total expenses	400

Net loss	$(200)

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012
(Unaudited)

NOTE 16 - RESTATEMENT

The condensed consolidated financial statements have been restated for the three month period ending March 31, 2013.  The Company identified a misstatement in the marketable securities, available for sale, that was reported and in the consolidation of leased operations that were treated as a variable interest entity.  All corrections have been made in these restated financial statements.

	March 31, 2013
	As Filed	Adjustment	As Restated
Balance Sheets
Cash	$26,587	$(1,480)	$25,107
Trade accounts receivable	57,635	(53,626)	4,009
License fees receivable	225,000	(150,000)	75,000
Inventory	161,346	(161,346)	-
Marketable securities, available-for-sale	71,500	808,500	880,000
Total current assets	542,068	442,048	984,116
Property and equipment, net	363,013	(363,013)	-
Total assets	905,081	79,035	984,116
Accounts payable and accrued expenses	510,782	(202,906)	307,876
Accrued expenses-related parties	1,272,737	(32,357)	1,240,380
Total current liabilities	2,037,916	(235,263)	1,802,653
Total liabilities	2,238,214	(235,263)	2,002,951
Preferred stock	650	(649)	1
Common stock	146,824	1	146,825
Additional paid-in capital	2,043,309	313,810	2,357,119
Accumulated other comprehensive income	8	54	62
Accumulated deficit	3,523,924	(1,082)	3,522,842
Total equity	1,333,133	(314,298)	1,018,835
Statement of Operations
Product sales revenue	4,004	(3)	4,001
Total revenues	229,004	(3)	229,001
Cost of goods sold	2,139	1,662	3,801
Gross margin	226,865	(1,665)	225,200
Depreciation expense	652	(652)	-
Professional fees	444,516	4,651	449,167
General and administrative	27,877	(6,616)	21,261
Operating expenses	604,667	(2,617)	602,050
Loss from operations	377,802	(952)	376,850
Interest expense	118,293	(130)	118,163
Other income and expense	109,619	(130)	109,489
Net loss	487,421	(1,082)	486,339

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

Cost of Sales

Cost of sales for the three months ended March 31, 2013 amounted to $3,801, compared with $0 for the three months ended March 31, 2012.  Costs of sales during the three months ended March 31, 2013 were comprised primarily of the cost of recycling plastics in our China operation.  The increased cost of sales during the three months ended March 31, 2013 compared with the same period in 2012 is because of our focus on managing the subsidiary in China.  Our direct cost of sales for brand licenses is nil.

Gross Profit

Gross profit for the three months ended March 31, 2013 was $225,200, or 98.3% of revenues, compared to gross profit of $0 for the three months ended March 31, 2012.  The increase in gross margin for the three months ended March 31, 2013 compared with the same period during the prior year is attributable to the consolidation of the operations of YaZhuo, a variable interest entity (“VIE”) effective March 25, 2013 and revenues from license fees for which there is no direct cost.

Operating Expenses

We incurred operating expenses of $602,050 for the three months ended March 31, 2013 compared with operating expenses of $257,131 for the same period in 2012, an increase of $344,919.  This increase is attributable to an increase in professional fees of $398,458, an increase in general and administrative expenses of $2,639, offset by a decrease in officer compensation of $56,178.  The increase in professional fees resulted from activities associated with our consolidation of YaZhuo and our licensing efforts.  The decrease in officer compensation is attributable to several officer resignations occurring at the end of 2012.

Our operating expenses for the three months ended March 31, 2013 consisted of directors’ and officers’ accrued compensation, professional fees and general and administrative expenses.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Other Items

We incurred other expenses of $109,489 for the three months ended March 31, 2013 compared with $64,391 during the same period in 2012, an increase of $45,098.    This increase in attributable to an $113,073 increase in interest expense on various convertible and non-convertible notes, a decrease in the gain on derivative liability of $3,846, offset by a $66,672 decrease in contingent consideration settlement losses and a foreign currency gain of $5,149.

Other income and expenses comprise interest expense on demand notes payable, gain on currency exchange and the interest on a derivative liability attaching to our convertible debt.

Net Income (Loss)

As a result of the above, we reported a net loss of $486,339 for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, our condensed consolidated balance sheet presented total current assets of $909,116 and total current liabilities of $1,802,653, which resulted in a working capital deficit of $893,537.  EWSI generated consolidated revenue from condensed consolidated operations during the three months ended March 31, 2013 that fell short of its condensed consolidated operating expenses from continuing operations over the same period by $486,339.

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

Consolidated Cash Used in Operating Activities

Continuing operating activities in the three months ended March 31, 2013 used cash of $20,856, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for three months ended March 31, 2013 of $486,339 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss from continuing operations on our condensed consolidated cash flow for the three months ended March 31, 2013 was primarily offset by $293,634 in common stock issued for services and amortization of debt discounts and origination interest on derivative liabilities of $102,113, both non-cash items, and an increase in accounts payable and accrued expenses of $290,002.  These offsets were reduced by an increase in accounts receivable of $225,000.

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

E-Waste Systems, Inc.

Date:	November 19, 2013

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer and Director

Date:	November 19, 2013

By:	/s/ David Severson
David Severson
Title:	Chief Financial Officer

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