Form 10-Q
period 2013-09-30
EWaste Systems, Inc.
filed 2013-11-19
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2013

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-165863

E-Waste Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-4018362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1350 E. Flamingo, #3101, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

650-283-2907
(Registrant’s telephone number)

101 First Street #493, Los Altos, CA 94022
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2013, there were 244,171,067 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are comprised of the following:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012

F-2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013, and 2012 (unaudited);

F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013, and 2012 (unaudited);

F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current Assets
Cash	$44,988	$139
Accounts receivable, net of allowance for bad debts of $38,061 and 0, respectively	1,484,368	-
Inventory	339,956	-
Other current assets	1,009	-
Marketable securities, available-for-sale	1,595,000	-
Total Current Assets	3,465,321	139

License fees receivables	375,000	-
Intangible assets	345,605	-
Investments	285,573	-
Other assets	1,942	-
Total Assets	$4,473,441	$139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$1,786,695	$339,684
Accounts payable - related party	1,216,222	1,247,355
Checks in excess of bank	197,811	-
Short-term notes payable	360,428	175,000
Short-term related party convertible notes payable, net	12,000	12,000
Short-term convertible notes payable, net	35,197	13,334
Derivative liability on short-term convertible notes payable	245,008	61,545
Total Current Liabilities	3,853,361	1,848,918

Long-Term Liabilities
Long-term convertible notes payable, net	166,925	177,187
Total Long-Term Liabilities	166,925	177,187
Total Liabilities	4,020,286	2,026,105

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1,903 and 0 shares issued and outstanding, respectively	2	-
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 195,000 and 0 shares issued and outstanding, respectively	195	-
Common stock, $0.001 par value; 490,000,000 shares authorized, 242,781,629 and 106,504,926 shares issued and outstanding, respectively	242,782	106,505
Additional paid-in capital	5,634,977	904,032
Accumulated other comprehensive income	26,587	-
Accumulated deficit	(5,451,388)	(3,036,503)
Total Stockholders' Equity (Deficiency)	453,155	(2,025,966)

Total Liabilities and Stockholders' Equity (Deficiency)	$4,473,441	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Product sales revenue	$2,076,130	$-	$3,753,818	$-
Service revenues	3,254,310	-	4,017,934	-
Revenues from license fees	-	-	525,000	-
Total Revenues	5,330,440	-	8,296,752	-

Cost of sales	3,999,856	-	6,536,621	-
Gross Margin	1,330,584	-	1,760,131	-

Operating Expenses
Officer and director compensation	317,709	241,582	556,340	608,024
Professional fees	1,963,730	12,436	2,548,156	91,402
General and administrative	616,514	1,965	698,599	39,190
Total Operating Expenses	2,897,953	255,983	3,803,095	738,616

Loss from Operations	(1,567,369)	(255,983)	(2,042,964)	(738,616)

Other Income/(Expenses)
Interest expense	(599,712)	(19,231)	(816,060)	(27,298)
Gain on derivative liability	386,522	2,593	438,990	9,964
Currency exchange gain	-	-	5,149	-
Loss on settlement of contingent consideration	-	-	-	(66,671)
Total Other Income/(Expenses)	(213,190)	(16,638)	(371,921)	(84,005)

Loss from Operations before Income Taxes	(1,780,559)	(272,621)	(2,414,885)	(822,621)
Provision for Income Taxes	-	-	-	-

Net Loss from Continuing Operations	(1,780,559)	(272,621)	(2,414,885)	(822,621)
Loss from Discontinued Operations, net of Income Taxes	-	(30,659)	-	(89,068)
Loss on disposal of discontinued operations	-	(46,609)	-	(46,609)
Net Loss	$(1,780,559)	$(349,889)	$(2,414,885)	$(958,298)

Other Comprehensive Income
Foreign currency translation adjustments	26,073	-	26,587	-
Total Other Comprehensive Income	$(1,754,486)	$(349,889)	$(2,388,298)	$(958,298)

Basic and Diluted Loss per Share from Continuing Operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Basic and Diluted loss per Share from Discontinued Operations	$-	$(0.00)	$-	$(0.00)
Net loss per share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	218,801,511	102,872,317	170,554,213	101,632,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities:
Net Loss	$(2,414,885)	$(822,621)
Adjustments to reconcile net loss to net cash used in operations
Amortization expense	21,593	-
Provision for allowance on A/R	(28,177)	-
Currency translation (gain) loss	(5,149)	-
Loss on settlement of contingent considerations	-	66,671
Amortization of debt discounts	128,578	16,223
Origination interest on derivative liability	553,176	-
Change in derivative liability	(438,990)	(9,964)
Debt issued for services	17,417	-
Common stock issued for services	2,143,125	93,930
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts and other receivables	(1,410,150)	-
(Increase)/Decrease in other current assets	1,028
(Increase)/Decrease in inventory	(336,295)	-
(Increase)/Decrease in license fees receivable	(525,000)	-
Increase/(Decrease) in accounts payable and accrued expenses	1,617,179	(55,579)
Increase/(Decrease) in accrued expenses - related party	281,487	561,737
Increase/(Decrease) in checks in excess of bank	197,661	-
Net Cash Used In Continuing Operating Activities	(197,402)	(149,603)
Net Cash Provided by Discontinued Operating Activities	-	(102,390)
Net Cash Used in Operating Activities	(197,402)	(251,993)

Cash Flows From Investing Activities:
Cash acquired with purchase of subsidiary	42,549	-
Net Cash Used In Investing Activities	42,549	-

Cash Flows From Financing Activities:
Proceeds from notes payable	187,500	200,000
Expenses paid on behalf of Company	11,977	43,500
Proceeds from contributed capital	-	2,000
Net Cash Provided by Continuing Financing Activities	199,477	245,500
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	199,477	245,500

Effects of exchange rates on cash	225	-

Net Increase / (Decrease) in Cash	44,849	(6,493)
Cash at Beginning of Period	139	6,493

Cash at End of Period	$44,988	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$3,710
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discounts on convertible notes payable	$151,026	$-
Preferred stock issued for marketable securities	$1,445,000	$-
Preferred stock issued for acquisition of subsidiary	$27,256	$-
Preferred stock issued for cost method investment	$27,273	$-
Common stock issued for cost method investment	$258,300	$-
Common stock issued for intangible assets	$97,014	$-
Preferred stock issued for conversion of debt	$71,538	$-
Common stock issued for conversion of debt	$342,865	$140,664
Common stock issued for conversion of preferred stock for settlement of deferred consideration	$-	$378,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements present the results of operations, financial position, and cash flows of E-Waste Systems, Inc. (“EWSI,” and together with its subsidiaries “we,” “us,” or the “Company”). In order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” In addition, references throughout to numbered "Footnotes" refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.

These condensed consolidated Financial Statements have not been audited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year. Although we believe our disclosures are adequate to make the information presented not misleading, you should read the financial statements in this report in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, (“2012 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2012 Form 10-K.

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying consolidated financial statements for the period ended September 30, 2013 include the accounts of the Company and its wholly-owned subsidiary, E-Waste Systems of Ohio, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements also include the accounts of Shanghai YaZhuo Jiudian Guanli ("YaZhou"), a consolidated variable interest entity. On March 26, 2013, EWSI entered into a set of agreements with YaZhou, a company incorporated in the People’s Republic of China (“PRC”), wherein EWSI will provide management services in relation to the current and proposed operations of YaZhou’s business in the PRC. The management services include general business operation, human resources, business development, and such other advice and assistance as may be agreed upon by the parties. In consideration, YaZhou will pay a management services fee, payable each quarter, equivalent to all of YaZhou’s net income for such quarter. All intercompany balances and transactions have been eliminated.

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers a number of factors, including historical losses, current receivables aging reports, the counter party’s current ability to pay its obligation to the Company, and existing industry and People’s Republic of China (“PRC”) economic data. The Company reviews its allowances every month. Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability. During the three and nine month periods ended September 30, 2013 and 2012, $65,000 and $0 of receivables were charged off against the allowance, respectively. During the three and nine month periods ended September 30, 2013 and 2012, $36,823 and $0 was added to the allowance as an estimate of bad debts on current accounts receivable, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

●
Concrete forms are produced to customer specifications. Deposits paid prior to the completion of the product are deferred until the product is delivered. Once the product is delivered, the Company recognizes product sales.

●	Services for product acquisition are recognized when commissions are received as determined by contract.

●	We recognize base management fees as revenue when we earn them under the contracts.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Revenue from Sales of Brand Licenses

During the nine month period, the Company sold brand licenses to customers which allow the promotion of business under the E-Waste Systems brand names in selected jurisdictions. The license agreements call for an initial payment plus a percentage of revenues generated under the brand during term of the license agreement. The initial fees are booked to revenues of the Company in the period first sold. License fees earned from subsequent revenues of the licensee company are only booked later after periodic reviews.

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

Cost Method Investments

Cost method investments are recorded at the costs associated with the investments in accordance with ASC 325-20. The costs are valued at the most readily available source of value with the various aspects of the transaction.  The investments are presented at the cost.  No returns are recorded on the investments unless dividends are received.

Cost Method Investments

Cost method investments are recorded at the costs associated with the investments in accordance with ASC 325-20. The costs are valued at the most readily available source of value with the various aspects of the transaction.  The investments are presented at the cost.  No returns are recorded on the investments unless dividends are received.

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
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets (Continued)

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

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2013, the Company had 72,374,299 potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 4 – MARKETABLE SECURITIES

During the nine months ended September 30, 2013 the Company received marketable securities in exchange for shares of preferred stock of the Company. The Company’s marketable securities are classified as “available for sale” because it is managements’ intent neither to sell them in the short-term nor to hold them until maturity. All of the Company’s available for sale securities are equity securities. Accordingly, the Company originally records the shares at the market value of the shares on the contracted sale date. The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income (Loss) and as a separate component of stockholder’s equity. Realized gains and losses and other-than-temporary impairments are included in earnings.

Marketable Securities-Available for Sale is as follows:

Balance, December 31, 2012	$-

Marketable securities received in exchange for preferred stock	1,595,000
Unrealized gains or losses
Other-than-temporary impairment	-

Balance, September 30, 2013	$1,595,000

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Loss	Net Market Value

Available-for-sale Securities	$1,595,000	$-	$-	$1,595,000

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the unamortized portion of software development costs, certification costs and customer lists. The software development costs asset is still in the developmental stage. No amortization has been recorded on this product. Certification costs and customer lists will be amortized over the remaining economic useful lives. The following table presents the detail of intangible assets for September 30, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life

September 30, 2013
Software Development Costs	$97,014	$(8,084)	$88,930	3 Years
Certification Costs	200,000	(10,000)	190,000	3 Years
Customer Lists	70,184	(3,509)	66,675	3 Years
Total	$367,198	$(21,593)	$345,605

Amortization expense was $21,593 and $0 for the nine months ended September 30, 2013 and 2012.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 6 – INVENTORIES

Inventories by major categories are summarized as follows:

	September 30, 2013	December 31, 2012

Finished goods	$339,956	$-
Less: allowances for slow moving items	-	-
Total	$339,956	$-

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Transactions Involving Officers and Directors

During the nine month period ended September 30, 2013, the Company issued 10,000,000 shares of common stock to the Company’s Chief Executive Officer and Director at $0.0088 per share for accrued officer compensation of $125,000.  The Company also issued 1,800,000 shares of S-8 registered shares at $.004355 per share valued at $7,839 and 2,500,000 shares of S-8 registered shares at $.003315 per share valued at $8,288 for accrued officer compensation to the Company’s Chief Executive Officer and Director.  The Company also issued 195,000 shares of preferred stock series B at $1.00 per share valued at $195,000 for accrued officer compensation to the Company’s Chief Executive Officer and Director.  The Company issued 3,685,341 shares of common stock to the Company’s former interim Chief Financial Officer at $0.013 per share for compensation expense of $40,154. The Company also recorded $261,532 of additional officer compensation along with a gain on currency translation loss for an officer contract denominated in British Pounds (“GBP”), leaving an ending balance of $1,187,999 in accrued officer and director compensation at September 30, 2013.

NOTE 9 –NOTES PAYABLE

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12 percent and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $1,077 and $252 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $2,774 and $1,697 as of September 30, 2013 and December 31, 2012, respectively. The note has been extended for an additional year and all default terms have been recognized in the presentation of the note payable.

Effective February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14 percent, are unsecured and are due on demand. During the quarter ended September 30, 2013, the Company recognized $7,853 of interest expense on these notes payable leaving balances in accrued interest of $2,738 and $403, respectively as of September 30, 2013 and December 31, 2012.

Effective April 3, 2013 the Company entered into a settlement agreement with the Note Holder whereby the Company would pay interest to the Note Holder from inception of the two notes through and including May 31, 2013. Payment of the interest due of $13,657 was made in the form of 1,029,479 shares of Rule 144 Unrestricted common stock.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 9 –NOTES PAYABLE (CONTINUED)

Further to this, it was agreed that the principal amount of the combined Notes would be paid on a monthly basis in the amounts of $5,833.33 for the $35,000 Note and $6,666.67 for the $40,000 Note. Interest will continue to accrue at the agreed upon 14% per annum on each note until the principal balance has been retired.  During the nine months ending September 30, 2013, the Company made three of the required aggregate monthly payments to the Note Holder in the form of the Company’s Unrestricted Common Stock. The aggregate payment for both Notes for the month of May 2013 resulted in a share issuance of 1,543,210 at a price per share of $0.0081. The aggregate payment for both Notes for the month of June 2013 resulted in a share issuance of 1,344,086 at a price per share of $0.0093.  The aggregate payment for both Notes for the month of July 2013 resulted in a share issuance of 828,912 at a price per share of $0.001508.

As of September 30, 2013, the principal amount of the combined notes is now $37,500. The interest accruing for each month beginning on June 1, 2013 and continuing until the principal amount of both Notes has been retired will be paid in the month following the retirement of the principal amounts of both Notes.  Subsequent to September 30, 2013, the Company received notification from the lender that they desired to convert the remaining balance and the accrued interest.  The Company has made the aggregate payments on the loan for the months of August, 2013 resulting in 644,330 shares issued at a price of $.0194 per share; September, 2013 resulting in 256,674 shares issued at a price of $.0487 per share and October, 2013 resulting in 352,113 shares issued at a price of $.0355.  In addition, the interest that had accrued from June 1, 2013 through and including November 4, 2013 was paid in full by issuing 91,270 shares of stock at a price per share of $.0355.  Pursuant to the issuance of these shares these Notes have been paid in full and no longer appear on the books of EWSI.

Effective February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a promissory note. The funds were to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14 percent and is due on March 24, 2013. On April 22, 2013 the Company issued 1,029,479 shares of the Company’s common stock in payment of all interest from inception of the note through May 31, 2013. The note holder has agreed to accept no payment on the principal amount of the note for the present and interest will continue to accrue on the note beginning with June 1, 2013 through the time the note is completely retired. During the nine months ended September 30, 2013 the Company recognized $8,132 of interest expenses and made no payments on this promissory note leaving a balance in accrued interest of $4,680 as of September 30, 2013

Effective August 27, 2012, the Company executed a promissory note in the principal sum of $150,000. The consideration to be provided by the note holder is no more than $135,000. A $13,500 (10%) original issue discount (“OID”) applies to the principal sum. The note holder made payments to the Company of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012 and $95,000 through the period ended September 30, 2013. The principal sum due to the note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees. The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The OID in respect of the consideration received on the date of execution equaled $4,445 for the year ended December 31, 2012, and $10,556 for the nine months ended September 30, 2013.

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

Effective April 16, 2013, the note holder elected to convert $8,962 of the principal balance at a price per share of $0.004355 resulting in the issuance of 2,695,650 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $3,658 to interest expense.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 9 –NOTES PAYABLE (CONTINUED)

Effective May 6, 2013, the note holder elected to convert $8,450 of the principal balance at a price per share of $0.003380 resulting in the issuance of 2,500,000 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $4,384 to interest expense.

Effective June 13, 2013, the note holder elected to convert $8,217 of the principal balance at a price per share of $0.003315 resulting in the issuance of 2,981,397 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $4,639 to interest expense.

Effective September 3, 2013, the note holder elected to convert $27,778 of the principal balance at a price per share of $0.0065 resulting in the issuance of 4,700,856 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $11,415 to interest expense.

The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $44,445 on the payment dates of the note for the year ended December 31, 2012, and $404,254 and $105,556 for the period ended September 30, 2013. As of September 30, 2013 and December 31, 2012, the Company had recognized amortization on debt discounts on these notes of $30,854 and $37,814 leaving unamortized debt discounts of $65,586 and $31,111, respectively. See Note 10 for treatment of derivative liability associated with convertible notes payable.

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

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $25,313. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of September 30, 2013 and December 31, 2012, the Company had recognized amortization on the debt discounts on this note of $8,622 and $-0- of the total outstanding debt discounts leaving an unamortized debt discounts $9,832and $25,313, respectively.

Effective March 18, 2013, the note holder elected to convert $64,000 of the principal balance at $0.0064 per share into 10,000,000 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $7,438 to interest expense.

Effective August 24, 2013, the note holder elected to convert $11,000 of the principal balance and accrued interest of $435 at $0.0064 per share into 1,786,641 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $1,109 to interest expense.

On January 18, 2013, the Company executed a convertible note payable with a face value of $41,557 in exchange for services provided to the Company. This note is unsecured, bears interest at 6% per annum and is due January 18, 2016. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debt was recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $41,557. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of September 30, 2013, the Company had recognized amortization on the debt discounts on this note of $9,679 of the total outstanding debt discounts leaving an unamortized debt discounts $31,879.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 9 –NOTES PAYABLE (CONTINUED)

Effective February 8, 2013, the Company executed a convertible note payable with a face value of $162,500 in exchange for services provided to the Company in the amount of $115,400 and forgiveness of accounts payable of $47,060. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $162,500. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of September 30, 2013, the Company had recognized amortization on the debt discounts on this note of $34,726 of the total outstanding debt discounts leaving an unamortized debt discounts $127,774.

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

The intrinsic value of the beneficial conversion features and the debt discounts associated with equity issued in connection with the convertible debts has been recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was$15,784. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of September 30, 2013, the Company has amortized $3,010 of the total outstanding debt discounts leaving an unamortized debt discount of $12,565.

Effective June 3, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due June 2, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $60,352 and debt discount of $32,500 on the payment dates of the note for the period ended September 30, 2013.  As of September 30, 2013, the Company had recognized amortization on debt discounts on these notes of $10,538 leaving unamortized debt discounts of $21,962. See Note 10 for treatment of derivative liability associated with convertible notes payable.

Effective July 15, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due April 17, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $90,207 and debt discount of $32,500 on the payment dates of the note for the period ended September 30, 2013.  As of September 30, 2013, the Company had recognized amortization on debt discounts on these notes of $9,067 leaving unamortized debt discounts of $23,433. See Note 10 for treatment of derivative liability associated with convertible notes payable.

Effective August 27, 2013, the Company executed a convertible note payable with a face value of $27,500. This note is unsecured, bears interest at 8% per annum and is due May 29, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $116,312 and debt discount of $27,500 on the payment dates of the note for the period ended September 30, 2013.  As of September 30, 2013, the Company had recognized amortization on debt discounts on these notes of $3,400 leaving unamortized debt discounts of $24,100. See Note 10 for treatment of derivative liability associated with convertible notes payable.

On June 25, 2013, the Company assumed loans payable with the acquisition of Surf Investments, Ltd. in the amount of $222,928. These loans are non-interest bearing and due upon demand.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 9 –NOTES PAYABLE (CONTINUED)

The components of notes payable are summarized in the table below:

	September 30, 2013	December 31, 2012

Convertible note payable to a related party, bearing interest at 12%, unsecured, due on October 28, 2012 (note is in default)	$12,000	$12,000
Notes payable to an unrelated party, bearing interest at 14%, unsecured, due on demand	37,500	75,000
Note payable to an unrelated party, bearing interest at 14%, unsecured, due on March 24, 2013 (note is in default)	100,000	100,000
Notes payable to unrelated parties, bearing no interest, unsecured, and due on demand	222,928	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on June 12, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 14, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on September 26, 2014	22,222	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 27, 2013 and due on October 10, 2013.	-	44,445
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, due on June 2, 2014	32,500	-
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, due on April 17, 2014	32,500	-
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, due on May 29, 2014	27,500	-
Discounts on short-term convertible notes payable	(135,081)	(31,111)
Total short-term debt	$407,625	$200,334

Derivative liability on short-term convertible notes	$245,008	$61,545

Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	$-	$11,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	29,000	29,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	98,500	162,500
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on January 18, 2016	41,557	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on February 8, 2016	162,500	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on March 5, 2016	17,417	-
Unamortized debt discounts on issuances of convertible debt	(182,049)	(25,313)
Total long-term debt	$166,925	$177,187

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 10 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The conversion terms of the convertible notes executed on June 3, 2013, June 11, 2013, July 15, 2013, August 14, 2013, August 27, 2013 and September 26, 2013 (total unpaid face value of $170,278) are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. As a result, the Company has determined that the conversion features imbedded in the notes are not considered to be solely indexed to the Company’s own stock and are therefore not afforded equity treatment. In accordance with ASC 815, the Company has bi-furcated the conversion feature of the note and recorded a derivative liability.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with convertible notes payable.

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of 0.75 to 1.00 year, average risk free rates over between 0.11 and 0.18 percent, and annualized volatility of between 5 and 230 percent to record derivative liabilities of $752,749. At December 31, 2012, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.65 and 0.78 years, risk free rate of 0.16 percent, and annualized volatility of between 234 and 251 percent and determined that, during the year ended December 31, 2012, the Company’s derivative liability decreased by $2,899 to $61,545. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

At September 30, 2013, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.55 and 0.99 years, risk free rates of between 0.10 percent and 0.63 percent, and annualized volatility of between 22 and 217 percent and determined that, during the nine months ended September 30, 2013, the Company’s derivative liability decreased by $446,488 to $245,008. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

The Company recognized a pro rata portion of the derivative liability of $71,665 to additional paid-in capital as a result of six conversions of the notes payable on February 28, 2013, March 20, 2013, April 18, 2013, May 6, 2013, June 14, 2013 and September 3, 2013.

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

Effective February 12, 2013, the Company entered into a Lease Agreement with Evotech Capital Ltd in a commercial building in Shanghai, China. The term of the lease runs from February 12, 2013 through February 12, 2015. The terms of the lease calls for the Company to issue Evotech Capital 250,000 shares of common stock within 180 days of the beginning of the lease term. This represents the only payment required during the term of the lease. The Company plans to issue these shares during the fourth quarter of 2013.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
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

NOTE 12 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 200,000 shares set aside as Series A Convertible Preferred Stock with a par value of $0.001 with a par value of $0.001.  As of September 30, 2013, and December 31, 2012, there were 1,903 and 0 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

The Series A Preferred Shares have the following provisions:

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

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 500,000 shares set aside as Series B Convertible Preferred Stock with a par value of $0.001.  As of September 30, 2013, and December 31, 2012, there were 195,000 and 0 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
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

Preferred Stock Activity for the Period Ended September 30, 2013

Effective February 6, 2013, as part of a master license agreement signed with an unrelated third party, the Company issued 650 shares of Series and in exchange received marketable securities valued at $880,000. The fair value of the preferred stock transferred was based on the trading price on the date of transfer of the marketable securities into which the shares received may be converted based on the conversion terms of the preferred stock. During the period ended September 30, 2013, no unrealized gains or losses were recorded with respect to the preferred shares.

During the quarter ended June 30, 2013, the Company issues 223 in Series A Preferred Stock valued at $27,256 and assumed liabilities of $222,928 in the acquisition of a subsidiary.

During the quarter ended June 30, 2013, the Company entered into a subscription agreement with an unrelated third party to issue 800 shares of Series A Preferred Shares. The transaction has been recorded at a value or $88,000, which was based on the trading price on date of transfer of the marketable securities into which the share received may be converted based on the conversion terms of the preferred stock and is currently recorded as a subscription receivable on the Company’s balance sheet.  During the three months ended September 30, 2013, the Company received marketable securities valued at $715,000 in satisfaction of the subscription receivable. The fair value of the preferred stock transferred was based on the trading price on the date of transfer of the marketable securities into which the shares received may be converted based on the conversion terms of the preferred stock. During the period ended September 30, 2013, no unrealized gains or losses were recorded with respect to the preferred shares.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 12 – PREFERRED STOCK (CONTINUED)

On August 21, 2013, the Company issued 20,000 in Series B Preferred Stock valued at $20,000 for accrued officer compensation to the Company’s Chief Executive Officer and Director.

On September 3, 2013, the Company issued 230 in Series A Preferred Stock valued at $27,273 in the acquisition of a subsidiary.

On September 6, 2013, the Company issued 175,000 in Series B Preferred Stock valued at $175,000 for accrued officer compensation to the Company’s Chief Executive Officer and Director.

NOTE 13 – COMMON STOCK

The Company’s board of directors and majority shareholder approved an amendment to the articles of incorporation for the purpose of increasing the authorized common stock from 190,000,000 shares to 490,000,000 shares. The Company’s authorized shares of preferred stock were not affected in this corporate action. As of September 30, 2013 and December 31, 2012, there were 242,781,629 and 106,504,926 shares of common stock issued and outstanding, respectively.

Common Stock Activity for the Nine Months Ended September 30, 2013

During the nine months ended September 30, 2013, the Company issued 75,956,990 shares of common stock at prices ranging from $0.006 to $0.0899 per share for services valued at $1,543,492. The value of the shares issued for services was based on the trading price of the Company’s common stock on the date of issuance.

During the nine months ended September 30, 2013, the Company issued 7,623,693 shares of common stock at prices ranging from $.006 to $0.0178 per share for capitalized software development costs valued at $97,014. The value of the shares issued for services was based on the trading price of the Company’s common stock on the date of issuance.

During the nine months ended September 30, 2013, the Company issued 49,196,020 shares of common stock at $0.003315 to $0.01508 per share for settlement of debt valued at $424,059. The value of shares issued for settlement of debt was based on the trading price of the Company’s common stock on the date of issuance or the face value of the debt extinguished.

During the nine months ended September 30, 2013, the Company recorded $222,805 to additional paid-in capital for debt discounts recorded on convertible notes payable.

During the nine months ended September 30, 2013, the Company recorded $15,340 to additional paid-in capital in connection with an agreement signed with a consolidated subsidiary which has been determined to be a variable interest entity.

On September 3, 2013, the Company issued 3,500,000 shares of common stock at $0.0738 per share valued at $258,300 in the acquisition of a minority interest in a subsidiary.

During the nine months ended September 30, 2013, the Company recorded $5,400 to additional paid-in capital for expenses paid in behalf of the Company by a related party.

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 14 - OPERATING LEASES (CONTINUED)

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

GED(GED)

Effective July 1, 2013 EWSI

XTS(XTS)

Effective July 1, 2013 EWSI

NOTE 15 - VARIABLE INTEREST ENTITY

Consolidation of Shanghai YaZhuo Jiudan Guanli (Xufu)

On March 26, 2013, EWSI entered into a set of agreements with Xufu, a company incorporated in the People’s Republic of China (“PRC”), wherein EWSI will provide management services in relation to the current and proposed operations of Xufu’s business in the PRC. The management services include general business operation, human resources, business development, and such other advice and assistance as may be agreed upon by the parties. In consideration, Xufu will pay a management services fee, payable each quarter, equivalent to all of Xufu’s net income for such quarter.

In order to ensure that Xufu will perform its obligations under the management services agreement, and in order to provide an additional mechanism for EWSI to enforce its rights to collect its fees pursuant to the agreement, the Xufu shareholders agreed to pledge all of their equity interests in Xufu as security for the performance of the obligations of Xufu under the agreement, including payment of management fees due EWSI.

Xufu shareholders also agreed to irrevocably grant and entrust EWSI with all of their voting rights as shareholders of Xufu including but not limited to the rights to sell or transfer all or any of the shareholders’ equity interest of Xufu, appoint and elect board members and directors, and the signing of legal documents. Xufu shareholders also granted an exclusive option to EWSI to purchase at any time all or a portion of the shareholders’ equity interest in Xufu.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 15 - VARIABLE INTEREST ENTITY (CONTINUED)

The Company follows ASC 810-10, "Consolidation of Variable Interest Entities" to account for its relationships with variable interest entities (“VIE”). At the execution of the contractual agreements between EWSI and Xufu, the Company determined that it was the primary beneficiary of Xufu and that the assets, liabilities and operations of Xufu should be consolidated into its financial statements. This assessment was made based on the following factors:

●
EWSI, through the terms of the management agreement, has the power to direct the activities of Xufu that most significantly impact the entity’s economic performance such as entering into equity and debt arrangements, entering into transactions related to the purchase fixed assets, entering into any transactions related to lending money or paying dividends, entering into transactions with related parties, or engaging in any other type of business without the written consent of EWSI.

●	EWSI has the right to receive expected residual returns of Xufu in the form of the management service fees equivalent to all of the net income of Xufu.

Included in the accompanying consolidated financial statements are the following assets and liabilities of Xufu as of September 30, 2013:

September 30, 2013

Cash	$-
Accounts receivable	1,477,345
Inventories	31,465
Total assets	$1,508,810

Accounts payable	$1,197,687
Accrued liabilities	99,594
Checks in excess of bank	14,802
Total liabilities	$1,312,083

Included in the accompanying consolidated financial statements are the following income and expenses of Xufu from the date of the execution of the management agreement on March 26, 2013 through September 30, 2013:

From the Date of Consolidation on March 26, 2013 through September 30,
2013

Revenues	$2,572,124
Cost of goods sold	1,862,954
Gross margin	709,170

General and administrative expenses	286,252
Consulting services	186,609
Income tax expense	36
Interest expense	77,474
Net loss	$158,799

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
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

The following table shows the assets and liabilities acquired, consideration paid and net assets acquired:

Assets
Cash	$42,549
Accounts receivable, net	31,028
Inventories	3,342
Other current assets	872
Security deposits	1,942
Total Assets	$79,733

Certifications	$200,000
Customer list	71,184
Total	$350,917

Liabilities
Accounts payable	$100,733
Total Liabilities	$100,733

Net Assets Acquired	$250,184

NOTE 17 – COST METHOD INVESTMENT

GoEz Deals, Inc. (GED)

On August 9, 2013, the Company entered into a binding agreement to acquire 7% of the shares of GoEz Deals, Inc., ({"GED") a California company in the mobile computing and e-waste recycling business. The Company acquired Surf because of it e-waste certifications in the state of California and the access to customers that will benefit the Company in expanding its sales and services. Consideration paid was the issuance of 230 shares of Series A Preferred Stock valued at $27,273, the issuance of 3,500,000 shares of common stock at $0.0738 per share valued at $258,300 for a total consideration of $285,573. The investment is recorded at the cost of the investment.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013 and December 31, 2012, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013	Level 1	Level 2	Level 3	Total Carrying Value

Marketable securities	$1,595,000	$-	$-	$1,595,000
Stock warrant derivative liabilities	-	-	(245,008)	(245,008)
	$1,595,000	$-	$(245,008)	$1,349,992

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012	Level 1	Level 2	Level 3	Total Carrying Value

Marketable securities	$-	$-	$-	$-
Stock warrant derivative liabilities	-	-	(61,545)	(61,545)
	$-	$-	$(61,545)	$(61,545)

NOTE 19 - SUBSEQUENT EVENTS

The Company has made the aggregate payments on the loan for the months of August, 2013 resulting in 644,330 shares issued at a price of $.0194 per share; September, 2013 resulting in 256,674 shares issued at a price of $.0487 per share and October, 2013 resulting in 352,113 shares issued at a price of $.0355.  In addition, the interest that had accrued from June 1, 2013 through and including November 4, 2013 was paid in full by issuing 91,270 shares of stock at a price per share of $.0355.  Pursuant to the issuance of these shares these Notes have been paid in full and no longer appear on the books of EWSI.

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 19 - SUBSEQUENT EVENTS (CONTINUED)

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

YaZhou (now known as Xufu)  - a Variable Interest Entity or V.I.E.

Through a series of contractual arrangements in  the first quarter of 2013we became the indirect holding company of Shanghai YaZhuo Jiudian Guanli, Ltd. (“YaZhuo”), which is now our primary management company located in the People's Republic of China ("PRC").

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

Shanghai City View Hotel Management LTD. and Shanghai Kunyuan Jiudian Guanli Co., Ltd (City)
City is an upscale hotel and leisure company, and one of the types of targets for our eWasteCC technology.  City targets high-end consumers and regularly strives to find ways to upgrade the consumer experience by the use of new technologies and services.  While are terminated our contract with City at on June 30, 2013, we believe that our eWasteCC software solution will similarly have significant applications to the hotel and leisure industry and we ultimately seek to learn more about that application so we can broaden the offering while simultaneously looking to secure streams of end of life assets.

XTS

Effective July 1, 2013 YaZhuo entered into a lease and operating agreement with XTS to lease its assets and to operate its business in in China.

GoEz Deals, Inc. (GED)

On August 9, 2013, the Company entered into a binding agreement to acquire 7% of the shares of GoEz Deals, Inc., ("GED") a California company in the mobile computing and e-waste recycling business. The Company acquired GED because of it e-waste certifications in the state of California and the access to customers that will benefit the Company in expanding its sales and services. Effective July 1, 2013, in addition to initial investment in stock as described herein. EWSI entered into a lease and operating agreement  with GED providing for lease of GED properties and operation of its businesses as business units within this division of the Company.

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

Demand for second-hand electronic equipment. Our revenue, operating results and investment in working capital depended on the level of demand for second-hand electronic equipment that had been repaired and/or refurbished.  If demand for used electronics sharply declines for any reason, including businesses and consumers curtailing their investment it could affect our revenues.

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

Condensed Consolidated Results of Operations for E-Waste Systems, Inc.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

We generated revenue of $8,296,752 during the nine months ended September 30, 2013, compared with $0 during the nine months ended September 30, 2012.  Sales realized during the nine months ended September 30 2013 are from the sale of brand licenses and management service; from repair and recycling services from our acquisition of Surf; and from product sales and services in our leasehold operations.  The Company is implementing the revised business plan announced at the start of the year and comparisons to the last fiscal year are accordingly not meaningful.

Cost of Sales

Cost of sales for the nine months ended September 30, 2013 amounted to $ 6,536,621, compared with $0 for the nine months ended September 30, 2012.  Costs of sales during the nine months ended September 30, 2013 were comprised primarily of the cost of acquiring materials for recycling refurbishment and repair and the cost of product sales and direct labor in our leasehold operations. Our direct cost of sales for brand licenses is nil.  Comparisons to 2012 are not meaningful.

Gross Profit

Gross profit for the nine months ended September 30, 2013 was $1,760,131, or 21.2% of revenues, compared to gross profit of 0 for the nine months ended September 30, 2012. We are in a period of fast growth and gross margins are expected to remain under pressure as we continue our high growth activities. Comparisons to 2012 are not meaningful.

Operating Expenses

We incurred operating expenses of $3,803,095 for the nine months ended September 30, 2013 compared with operating expenses of $738,616 for the same period in 2012, an increase of $3,064,479.  This increase is attributable to an reduction in hiring business development professionals in the amount of $51,684and an increase in other professional fees of $2,456,754, as well as an increase in general and administrative expenses of $659,409.

Our operating expenses for the nine months ended September 30, 2013 consisted of directors’ and officers’ accrued compensation, business development, professional fees and general and administrative expenses.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Other Items

We incurred other expenses of ($371,921) for the nine months ended September 30, 2013 compared with ($84,005) during the same period in 2012, an increase of $287,916.  This increase in attributable to a $788,762 increase in interest expense on various convertible and non-convertible notes, an increase in the gain on derivative liability of $429,026, a decrease in contingent consideration settlement losses of $66,671and a foreign currency gain of $5,149.

Other income and expenses comprise interest expense on demand notes payable, gain on currency exchange and the interest on a derivative liability attaching to our convertible debt.

Net Income (Loss)

As a result of the above, we reported a net loss of $2,414,885 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, our condensed consolidated balance sheet presented total current assets of $3,465,321 and total current liabilities of $3,853,361 which resulted in a working capital deficit of $388,040.  EWSI generated consolidated revenue from condensed consolidated operations during the nine months ended September 30, 2013 that fell short of its condensed consolidated operating expenses from continuing operations over the same period by $2,042,964.

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

Consolidated Cash Used in Operating Activities

Continuing operating activities in the nine months ended September 30, 2013 used cash of $197,402, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for nine months ended September 30, 2013 of $2,414,885 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss from continuing operations on our condensed consolidated cash flow for the nine months ended September 30, 2013 was primarily offset by $2,143,125 in common stock issued for services and amortization of debt discounts and origination interest on derivative liabilities of $681,754, both non-cash items, and an increase in accounts payable and accrued expenses of $1,617,179.  These offsets were reduced by an increase in accounts receivable of $1,410,150.

Consolidated Cash Used in Investing Activities

We did not use any cash in investing for the nine months ended September 30, 2013 or 2012.  However, the Company did acquire $42,549 in cash with its acquisition of a subsidiary.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the company.  Consolidated net cash flow provided by continuing financing activities for the nine months ended September 30, 2013 was $187,500, which consisted of proceeds received from notes payable and expenses paid in behalf of the Company of $11,977.

Off Balance Sheet Arrangements

As of September 30, 2013, we had no off balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Martin Nielson   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are effective for a company our size.  Our conclusion is based on the changes we implemented and discussed below

Management’s Report on Internal Control over Financial Reporting

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

Item 1A.  Risk Factors

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
for the Quarter Ended September 30, 2013

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