Form 10-Q/A
period 2013-09-30
EWaste Systems, Inc.
filed 2013-11-27
CIK 1488309

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2013, there were 244,523,180 shares of our common stock issued and outstanding.

  Explanatory Note:

This Amendment No. 1 to Form 10Q for the quarter ending September 30, 2013 as filed on November 19, 2013 is being filed because our original filing was incomplete due to the fact that the auditors had not completed their final review.  The Company also identified misstatements in the accounts receivable, inventory, accounts payable, checks in excess of bank, professional and general and administrative amounts recorded in its leased operations.  The restatement corrects these misstatements.

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

E-WASTE SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited and Restated)

ASSETS
Current Assets
Cash	$44,988	$139
Accounts receivable, net of allowance for bad debts of $38,061 and 0, respectively	2,645,213	-
Inventory	536,984	-
Other current assets	1,009	-
Marketable securities, available-for-sale	1,595,000	-
Total Current Assets	4,823,194	139

License fees receivables	375,000	-
Intangible assets	345,605	-
Investments	285,573	-
Other assets	1,942	-
Total Assets	$5,831,314	$139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$2,153,861	$339,684
Accounts payable - related party	1,216,222	1,247,355
Checks in excess of bank	1,258,168	-
Short-term notes payable	360,428	175,000
Short-term related party convertible notes payable, net	12,000	12,000
Short-term convertible notes payable, net	35,197	13,334
Derivative liability on short-term convertible notes payable	245,008	61,545
Total Current Liabilities	5,280,884	1,848,918

Long-Term Liabilities
Long-term convertible notes payable, net	166,925	177,187
Total Long-Term Liabilities	166,925	177,187
Total Liabilities	5,447,809	2,026,105

Stockholders' Equity (Deficiency)
Preferred Series A stock, $0.001 par value; 9,500,000 shares authorized, 1,903 and 0 shares issued and outstanding, respectively	2	-
Preferred Series B stock, $0.001 par value; 500,000 shares authorized, 195,000 and 0 shares issued and outstanding, respectively	195
Common stock, $0.001 par value; 490,000,000 shares authorized, 242,781,629 and 106,504,926 shares issued and outstanding, respectively	242,782	106,505
Additional paid-in capital	5,634,977	904,032
Accumulated other comprehensive income	705	-
Accumulated deficit	(5,495,156)	(3,036,503)
Total Stockholders' Equity (Deficiency)	383,505	(2,025,966)

Total Liabilities and Stockholders' Equity (Deficiency)	$5,831,314	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013 (Restated)	September 30, 2012	September 30, 2013 (Restated)	September 30, 2012

Product sales revenue	$2,076,130	$-	$3,753,818	$-
Service revenues	3,254,310	-	4,017,934	-
Revenues from license fees	-	-	525,000	-
Total Revenues	5,330,440	-	8,296,752	-

Cost of sales	3,999,856	-	6,536,621	-
Gross Margin	1,330,584	-	1,760,131	-

Operating Expenses
Officer and director compensation	317,709	241,582	556,340	608,024
Professional fees	1,958,179	12,436	2,542,605	91,402
General and administrative	665,833	1,965	747,918	39,190
Total Operating Expenses	2,941,721	255,983	3,846,863	738,616

Loss from Operations	(1,611,137)	(255,983)	(2,086,732)	(738,616)

Other Income/(Expenses)
Interest expense	(599,712)	(19,231)	(816,060)	(27,298)
Gain on derivative liability	386,522	2,593	438,990	9,964
Currency exchange gain	-	-	5,149	-
Loss on settlement of contingent consideration	-	-	-	(66,671)
Total Other Income/(Expenses)	(213,190)	(16,638)	(371,921)	(84,005)

Loss from Operations before Income Taxes	(1,824,327)	(272,621)	(2,458,653)	(822,621)
Provision for Income Taxes	-	-	-	-

Net Loss from Continuing Operations	(1,824,327)	(272,621)	(2,458,653)	(822,621)
Loss from Discontinued Operations, net of Income Taxes	-	(30,659)	-	(89,068)
Loss on disposal of discontinued operations	-	(46,609)	-	(46,609)
Net Loss	$(1,824,327)	$(349,889)	$(2,458,653)	$(958,298)

Other Comprehensive Income
Foreign currency translation adjustments	191	-	705	-
Total Other Comprehensive Income	$(1,824,136)	$(349,889)	$(2,457,948)	$(958,298)

Basic and Diluted Loss per Share from Continuing Operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Basic and Diluted loss per Share from Discontinued Operations	$-	$(0.00)	$-	$(0.00)
Net loss per share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	218,801,511	102,872,317	170,554,213	101,632,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

E-WASTE SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2013 (Restated)	September 30, 2012

Cash Flows From Operating Activities:
Net Loss	$(2,458,653)	$(822,621)
Adjustments to reconcile net loss to net cash used in operations
Amortization expense	21,593	-
Provision for allowance on A/R	(28,177)	-
Currency translation (gain) loss	(5,149)	-
Loss on settlement of contingent considerations	-	66,671
Amortization of debt discounts	128,578	16,223
Origination interest on derivative liability	553,176	-
Change in derivative liability	(438,990)	(9,964)
Debt issued for services	17,417	-
Common stock issued for services	2,143,125	93,930
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts and other receivables	(2,559,198)	-
(Increase)/Decrease in other current assets	1,028	-
(Increase)/Decrease in inventory	(531,320)	-
(Increase)/Decrease in license fees receivable	(525,000)	-
Increase/(Decrease) in accounts payable and accrued expenses	1,955,440	(55,579)
Increase/(Decrease) in accrued expenses - related party	281,487	561,737
Increase/(Decrease) in checks in excess of bank	1,247,242	-
Net Cash Used In Continuing Operating Activities	(197,401)	(149,603)
Net Cash Provided by Discontinued Operating Activities	-	(102,390)
Net Cash Used in Operating Activities	(197,401)	(251,993)

Cash Flows From Investing Activities:
Cash acquired with purchase of subsidiary	42,549	-
Net Cash Used In Investing Activities	42,549	-

Cash Flows From Financing Activities:
Proceeds from notes payable	187,500	200,000
Expenses paid on behalf of Company	11,977	43,500
Proceeds from contributed capital	-	2,000
Net Cash Provided by Continuing Financing Activities	199,477	245,500
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	199,477	245,500

Effects of exchange rates on cash	224	-

Net Increase / (Decrease) in Cash	44,849	(6,493)
Cash at Beginning of Period	139	6,493

Cash at End of Period	$44,988	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$3,710
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discounts on convertible notes payable	$151,026	$-
Preferred stock issued for marketable securities	$1,445,000	$-
Preferred stock issued for acquisition of subsidiary	$27,256	$-
Preferred stock issued for cost method investment	$27,273	$-
Common stock issued for cost method investment	$258,300	$-
Common stock issued for intangible assets	$97,014	$-
Preferred stock issued for conversion of debt	$71,538	$-
Common stock issued for conversion of debt	$342,865	$140,664
Common stock issued for conversion of preferred stock for settlement of deferred consideration	$-	$378,409

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

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2013, the Company had 79,723,167 potentially dilutive securities that would affect the loss per share if they were to be dilutive.

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

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 6 – INVENTORIES

Inventories by major categories are summarized as follows:

	September 30, 2013	December 31, 2012

Finished goods	$536,984	$-
Less: allowances for slow moving items	-	-
Total	$536,984	$-

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
Effective April 1, 2013 EWSI entered into a joint agreement with City, which consists of two ‘sister’ companies incorporated in the People’s Republic of China (“PRC”) which has identical shareholders, wherein EWSI leased and the operating the business from those properties. The Company recognizes the revenue, directly related costs of revenues and all associated costs; pays for the leased premises with certain fixed and variable payments and also reimburses City for the use of personnel leased by the Company. Effective June 30, 2013, this operating agreement terminated.

XTS(XTS)
Effective July 1, 2013 YaZhuo entered into a lease and operating agreement with XTS to lease its assets and to operate its business in China.

GoEZ Deals, Inc.(GED)
Effective July 1, 2013. In addition to initial investment in stock as described herein. EWSI entered into a lease and operating agreement  with GoEZ Deals Inc. a California corporation with operations located in New York city (GED) as further described herein providing for lease of GED properties and operation of its businesses as business units within this division of the Company. Revenues are reported gross and our costs, including the leasehold payments are consolidated into our condensed consolidated statements of operations. We did not acquire the assets, but instead lease them, and we pay the property owners certain fixed and variable cost in the process. This strategy delivers to us revenue streams and access to customers without the significant capital cost which might otherwise be required.

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

●	EWSI has the right to receive expected residual returns of Xufu in the form of the management service fees equivalent to all of the net income of Xufu.

Included in the accompanying consolidated financial statements are the following assets and liabilities of Xufu as of September 30, 2013:

September 30, 2013

Cash	$-
Accounts receivable	2,638,390
Inventories	228,493
Total assets	$2,866,683

Accounts payable	$1,660,464
Accrued liabilities	(16)
Checks in excess of bank	1,075,159
Total liabilities	$2,735,607

Included in the accompanying consolidated financial statements are the following income and expenses of Xufu from the date of the execution of the management agreement on March 26, 2013 through September 30, 2013:

From the Date of Consolidation on March 26, 2013 through September 30,
2013

Revenues	$2,572,124
Cost of goods sold	1,862,954
Gross margin	709,170

General and administrative expenses	335,571
Consulting services	181,059
Income tax expense	35
Interest expense	77,474
Net loss	$115,030

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

NOTE 17 – COST METHOD INVESTMENT

GoEz Deals, Inc. (GED)

On August 9, 2013, the Company entered into a binding agreement to acquire 7% of the shares of GoEz Deals, Inc., ("GED") a California company in the mobile computing and e-waste recycling business. The Company acquired GED because of it e-waste certifications in the state of California and the access to customers that will benefit the Company in expanding its sales and services. Consideration paid was the issuance of 230 shares of Series A Preferred Stock valued at $27,273, the issuance of 3,500,000 shares of common stock at $0.0738 per share valued at $258,300 for a total consideration of $285,573. The investment is recorded at the cost of the investment.  Additional agreements for lease of properties and assets and operation of the business were entered into effective July, 1, 2013.

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

NOTE 19 - SUBSEQUENT EVENTS

The Company has made the aggregate payments on the two loans entered into in February, 2012 in the amount of $75,000.  for the months of August, 2013 resulting in 644,330 shares issued at a price of $.0194 per share; September, 2013 resulting in 256,674 shares issued at a price of $.0487 per share and October, 2013 resulting in 352,113 shares issued at a price of $.0355.  In addition, the interest that had accrued from June 1, 2013 through and including November 4, 2013 was paid in full by issuing 91,270 shares of stock at a price per share of $.0355.  Pursuant to the issuance of these shares these Notes have been paid in full and no longer appear on the books of EWSI.

In October 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due October 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion  times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company is currently reviewing the accounting for this transaction.

Subsequent to September 30, 2013, the Company issued 397,164 shares of common stock to various contractors for services. The prices and values of these shares of common stock are currently being reviewed by the Company.

E-WASTE SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and December 31, 2012
(Unaudited)

NOTE 20 - RESTATEMENT

The condensed consolidated financial statements have been restated for the nine month period ending September 30, 2013.  The Company identified misstatements in the balances from the consolidation of leased operations.  All corrections have been made in these restated financial statements.

	As Filed	Adjustment	As Restated

Balance Sheet
Trade accounts receivable	1,484,368	1,160,845	2,645,213
Inventory	339,956	197,028	536,984
Accounts payable and accrued expenses	1,786,695	367,166	2,153,861
Checks in excess of bank	197,811	1,060,357	1,258,168
Accumulated other comprehensive loss (income)	26,587	(25,882)	705
Accumulated deficit	(5,451,388)	(43,768)	(5,495,156)
Statement of Operations
Nine Months
Professional fees	2,548,156	(5,551)	2,542,605
General and administrative	698,599	49,319	747,918
Total operating expenses	3,803,095	43,768	3,846,863
Loss from operations	(2,042,964)	(43,768)	(2,086,732)
Net loss	(2,414,885)	(43,768)	(2,458,653)
Foreign currency translation adjustment	26,587	(25,882)	705
Total other comprehensive income	(2,388,298)	(69,650)	(2,457,948)
Three Months
Professional fees	1,963,730	(5,551)	1,958,179
General and administrative	616,514	49,319	665,833
Total operating expenses	2,897,953	43,768	2,941,721
Loss from operations	(1,567,369)	(43,768)	(1,611,137)
Net loss	(1,780,559)	(43,768)	(1,824,327)
Foreign currency translation adjustment	26,073	(25,882)	191
Total other comprehensive income	(1,754,486)	(69,650)	(1,824,136)
Statement of Cash Flows
Net loss	(2,414,885)	(43,768)	(2,458,653)
(Increase)/decrease in account receivables	(1,410,150)	(1,149,048)	(2,559,198)
(Increase)/decrease in inventory	(336,295)	(195,025)	(531,320)
Increase/(decrease) in accounts payable and accrued expenses	1,617,179	338,261	1,955,440
Increase/(decrease) in checks in excess of bank	197,661	1,049,581	1,247,242
Net cash used in continuing operating activities	(197,402)	1	(197,401)
Net cash used in operating activities	(197,402)	1	(197,401)
Effects of exchange rate on cash	225	(1)	224

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

Condensed Consolidated Results of Operations for E-Waste Systems, Inc.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

We generated revenue of $5,330,440 during the three months ended September 30, 2013, compared with $0 during the three months ended September 30, 2012.  Sales realized during the three months ended September 30 2013 are from the sale of brand licenses and management service; from repair and recycling services from our acquisition of Surf; and from product sales and services in our leasehold operations.  The Company is implementing the revised business plan announced at the start of the year and comparisons to the last fiscal year are accordingly not meaningful.

Cost of Sales

Cost of sales for the three months ended September 30, 2013 amounted to $3,999,856, compared with $0 for the three months ended September 30, 2012.  Costs of sales during the three months ended September 30, 2013 were comprised primarily of the cost of acquiring materials for recycling refurbishment and repair and the cost of product sales and direct labor in our leasehold operations. Our direct cost of sales for brand licenses is nil.  Comparisons to 2012 are not meaningful.

Gross Profit

Gross profit for the three months ended September 30, 2013 was $1,330,584, or 24.9% of revenues, compared to gross profit of 0 for the three months ended September 30, 2012.  We are in a period of fast growth and gross margins are expected to remain under pressure as we continue our high growth activities. Comparisons to 2012 are not meaningful.

Operating Expenses

We incurred operating expenses of $2,941,721 for the three months ended September 30, 2013 compared with operating expenses of $255,983 for the same period in 2012, an increase of $2,685,738.  This increase is attributable to hiring business development professionals in the amount of $76,127 and an increase in other professional fees of $1,945,743, as well as an increase in general and administrative expenses of $663,868.

Our operating expenses for the three months ended September 30, 2013 consisted of directors’ and officers’ accrued compensation, business development, professional fees and general and administrative expenses.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Other Items

We incurred other expenses of ($213,190) for the three months ended September 30, 2013 compared with ($16,638) during the same period in 2012, an increase of $196,552.  This increase in attributable to a $580,481 increase in interest expense on various convertible and non-convertible notes, an increase in the gain on derivative liability of $383,929 and a decrease in contingent consideration settlement losses of $66,671.

Other income and expenses comprise interest expense on demand notes payable, gain on currency exchange and the interest on a derivative liability attaching to our convertible debt.

Net Income (Loss)

As a result of the above, we reported a net loss of $1,824,327 for the three months ended September 30, 2013.

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

Operating Expenses

We incurred operating expenses of $3,846,863 for the nine months ended September 30, 2013 compared with operating expenses of $738,616 for the same period in 2012, an increase of $3,108,247.  This increase is attributable to a reduction in hiring business development professionals in the amount of $51,684and an increase in other professional fees of $2,451,203, as well as an increase in general and administrative expenses of $708,728.

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

Net Income (Loss)

As a result of the above, we reported a net loss of $2,458,653 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, our condensed consolidated balance sheet presented total current assets of $4,823,194 and total current liabilities of $5,280,884 which resulted in a working capital deficit of $457,690.  EWSI generated consolidated revenue from condensed consolidated operations during the nine months ended September 30, 2013 that fell short of its condensed consolidated operating expenses from continuing operations over the same period by $2,086,732.

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

Consolidated Cash Used in Operating Activities

Continuing operating activities in the nine months ended September 30, 2013 used cash of $197,401, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for nine months ended September 30, 2013 of $2,458,653 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss from continuing operations on our condensed consolidated cash flow for the nine months ended September 30, 2013 was primarily offset by $2,143,125 in common stock issued for services and amortization of debt discounts and origination interest on derivative liabilities of $681,754, both non-cash items, and an increase in accounts payable and accrued expenses of $1,955,440.  These offsets were reduced by an increase in accounts receivable of $2,559,198.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Martin Nielson.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are not effective for a company our size.  Our conclusion is based on the changes we implemented and discussed below

Management’s Report on Internal Control over Financial Reporting

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

E-Waste Systems, Inc.

Date:	November 27, 2013

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer. Chief Financial Officer and Director

E-Waste Systems, Inc.
(the “Registrant”)
(Commission File No. 333-165863)
Exhibit Index
To Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2013

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS†	XBRL Instance Document		X

101.SCH†	XBRL Taxonomy Extension Schema Document		X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB†	XBRL Extension Labels Linkbase Document		X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document		X

*	Filed as an exhibit to the original Form 10-Q for the quarter ended September 30, 2013, filed November 19, 2013.

†
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.