Form 10-Q/A
period 2013-09-30
EWaste Systems, Inc.
filed 2013-12-04
CIK 1488309

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

Explanatory Note:

The purpose of this Amendment No. 2 to E-Waste System, Inc.’s Quarterly Report on Form 10Q for the quarter ended September 30, 2013 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 19, 2013, is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 2 to the Form 10-Q also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-Q.  This Amendment No. 2 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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