Form 10-Q/A
period 2013-09-30
EWaste Systems, Inc.
filed 2013-12-31
CIK 1488309

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

EXPLANATORY NOTE:  This Amendment No. 3 to Form 10Q for the quarter ending September 30, 2013 as filed on November 19, 2013 is being filed to satisfy a request made by the Securities & Exchange Commission to change the manner in which we stated a specific item of information in our Controls and Procedures section of Form 10Q for the quarter ended September 30, 2013.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Martin Nielson.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are not effective.  Our conclusion is based on the changes we implemented and discussed below.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Waste Systems, Inc.

Date:	December 31, 2013

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer. Chief Financial Officer and Director

E-Waste Systems, Inc.
(the “Registrant”)
(Commission File No. 333-165863)
Exhibit Index
To Quarterly Report on Form 10-Q/A
for the Quarter Ended September 30, 2013

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS†	XBRL Instance Document *	X

101.SCH†	XBRL Taxonomy Extension Schema Document *	X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document *	X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document *	X

101.LAB†	XBRL Extension Labels Linkbase Document *	X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document *	X

*	Filed as exhibits to the Form 10-Q/A Amendment No. 2 for the quarter ended September 30, 2013, filed December 4, 2013.

†
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.