Form 10-K
period 2013-12-31
EWaste Systems, Inc.
filed 2014-04-15
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Registrant’s telephone number 650-283-2907

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  345,691,874 as of April 8, 2014..

PART I

Item 1.   Business

Organization and Corporate History

We were incorporated in the State of Nevada under the name Dragon Beverage, Inc. on December 19, 2008 for the purpose of developing, producing and selling energy drink beverages. Due to an inability to secure sufficient financing for its execution.  In May 2011, management suspended our plan of developing, producing and selling energy drink beverages and moved the company focus to enter the market as a provider of waste electric and electronic equipment processing services and changed our name to “E-Waste Systems, Inc.” to better reflect our company’s new strategic direction.

In May 2011, consistent with our e-waste industry focus we formed a new management team to pursue acquisitions of providers of waste electric and electronic equipment processing services.  The first such acquisition was completed on October 14, 2011 and involved the acquisition of 100 per cent of the issued shares of Tech Disposal, Inc. (TDI), a processer of waste electric and electronic equipment, incorporated in the State of Ohio. On completion of this acquisition we assumed control of the business operations of TDI and began operations under the name E-Waste Systems Ohio, Inc. (EWSO).

After 5 years of research, planning and operating various companies in the industry, Martin Nielson founded E-Waste Systems as a wholly owned subsidiary of a US public company shell, specifically to grow by completing a series of acquisitions as its basis for operations. EWSI has three operating units in US, UK and China, corresponding to the first geographies in which EWSI is completing acquisitions.
In earlier ventures in this industry, Nielson previously received State of California certification as an e-waste collector and was subsequently awarded a subcontract for the City of San Jose, California (the tenth-largest city in the US) to process certain electronic waste collected from curbside and drop-off sites. While initial quantities were relatively small, this contract enabled him to begin developing and refining the knowledge and processes necessary for bringing together different operations. Under a previous company in the UK, he oversaw the processing of over 7,000 tonnes of e-waste, and secured a contract with a major engineering firm to recycle nearly 400 electronic sortation plants throughout the country.

During 2013 the Company acquired the Californian firm Surf Investments. Surf provides technology products and services, including repair and recycling of electronics. Over its history it has earned authorized credentials to sell, service and recycle the products of key manufacturers, including multinational and major OEM brands. Later in the year a transaction has been closed with the recycling firm 2TRG in Ohio for the assets of the facilities in Cincinnati and Geneva. Those have been moved to new locations to operate under the EWSI umbrella as E-Waste Systems Cincinnati and E-Waste Systems Cincinnati-Geneva.

2013 has also seen further steps into the global expansion of the EWSI Brand through Master License Agreements signed with EWS Italy, EW Mediterranean and Community Waste (Ghana). The operations in China became part of the Company’s rapid growth providing a consistent part of the revenues through the Business Lease Agreements leading at the beginning of 2014 into contracts for more than $30M.

On March 26, 2013, EWSI entered into a set of agreements with XuFu (Shanghai) Co, Ltd, (“XuFu”) a company incorporated in the People’s Republic of China (“PRC”) and formerly known as Yazhuo, through which EWSI provides business development activities through its eVolve business unit headed by Daniel Feeney, Senior Vice President.  The interests in XuFu were initially  consolidated on the company’s interim financial statements  as a Variable Interest Entity (“VIE”).  The contracts with XuFu enable the company to legally operate in China to capitalize on the vast opportunity in that market for electronic waste disposal and other opportunities for EWSI brand development. The company has analyzed the controls and processes in place at XuFu and has concluded that consolidation is not proper at this time pending implementations of appropriate financial systems and controls.  Based on these facts and circumstances, the Company has concluded that it should not have consolidated the interests of XuFu in the Company’s interim period financial statements during the year ended December 31, 2013.  To eliminate any doubt about the accounting treatment as of December 31, 2013, the Company’s Board of Directors has suspended the VIE.  Accordingly, the Company has not consolidated XuFu in the audited financial statements as of and for the year ended December 31, 2013.  The Company will follow guidance in accordance with ASC 250 “Accounting Changes and Error Corrections” and take the necessary action as soon as practicable.

On June 25, 2013, the Company entered into a binding agreement to acquire 100% of the shares of Surf Investments, Ltd, ("Surf") a California company in the mobile computing and e-waste recycling business. The Company acquired Surf because of it e-waste certifications in the state of California and the access to customers that will benefit the Company in expanding its sales and services. Consideration paid was the assumption of liabilities of $222,928 and the issuance of 223 shares of Series A Preferred Stock valued at $27,256 for a total consideration of $250,148. Results of operations are from the date of acquisition through the end of the period. Fair values of assets and liabilities acquired are estimates of management.

eWaste Systems – Cincinnati, Inc (“EWS-C”) is a Nevada corporation and a wholly owned subsidiary of EWSI and was formed on November 14, 2013, 2013 to acquire certain promissory notes held by Fifth Third Bank and securing assets of WWS Associates, Inc d/b/a 2TRG located in Cincinnati Ohio and Geneva new York.  The transaction for the purchase of the notes was consummated on December 4, 2013 and EWS-C stepped into the shoes of Fifth Third Bank.  WWS Associates, Inc surrendered the assets through a Bill of Sale and Assignment Agreement dated December 4, 2013 in exchange for release of certain collateral in the form of certificate(s) of deposit and personal guarantees.  Neither EWSI nor EWS-C assumed any trade debt or other obligations except the purchase of the Fifth third notes and certain agreements with respect to added debt secured by specific assets not included in the security of Fifth Third notes and indemnity for personal guarantees.  Upon the Closing, Julie Peterson, President of Surf Investments, took over as president of EWS-C and established EWS-C in Geneva NY in the space previously occupied by WWS and has established a new facility in Cincinnati Ohio utilizing the assets acquired through the transactions with Fifth Third and WWS Associates.  EWSI and EWS-C are in negotiations over disputes arising from the transactions but they are not expected to have a material adverse effect.

GoEz Deals, Inc (“GED”) - On August 9, 2013, the Company entered into a binding agreement to acquire 7% of the shares of GoEz Deals, Inc., ("GED") a California company in the mobile computing and e-waste recycling business. The Company acquired GED because of it e-waste certifications in the state of California and the access to customers that will benefit the Company in expanding its sales and services. Consideration paid was the issuance of 230 shares of Series A Preferred Stock valued at $27,273, the issuance of 3,500,000 shares common stock (of which 1,750,000 was issued under Rule 144) at $0.0738 per share valued at $258,300 for a total consideration of $285,573. The investment is recorded at the cost of the investment.  Additional agreements for lease of properties and assets and operation of the business were entered into effective July, 1, 2013.

EWS – Italy – On September 30, 2013, the Company entered into a Representation and Business Development Agreement whereby EWSI  retained  25% interest in the profits of the activities of EWS-Italy.

eWaste Mediterranean – On December 11, 2013 the Company entered into a Representation and Business Development Agreement whereby EWSI retained a  25% interest on the profits of the activities of E-Waste Mediterranean.  The interest was acquired in exchange for 50 shares of company Series A Preferred Stock.

eWaste Systems Ltd incorporated in the United Kingdom and holds a Master License Agreement.

eWaste Systems (Bharat) – On June 20, 2013 the Company entered into a strategic alliance with eWaste Sytems (Bharat) to develop a new business unit for electronic waste disposal system development in India.  Subsequently, the Company formed a subsidiary eWaste Sytems (Bharat) and owns 75% of the entity but it has had no activities to date.

Business

A summary of our business has been published on our website at www.ewastesystems.com and is available for download there.  We include it here by reference.

More than ever before electronics manufacturers (“OEMs”), retailers and consumers are legally prohibited from landfilling and exporting electronic waste. Further, brand protection is increasingly important and requires professional downstream processing to achieve that protection.  Proper solutions are limited, proper capacity is low, the industry is highly fragmented and quite immature, and the largest companies have less than 3% market share. In addition, the market is vast, with current annual sales potential in excess of $60 billion, and it is the fastest growing waste stream in the world. Most Waste Electrical and Electronic Equipment (“WEEE”) processors are family/entrepreneur run and many lack professional management. Management has spent a number of years and a significant amount of personal wealth investigating the industry, operating recycling plants, visiting potential target companies and negotiating contracts with management and potential customers. The chosen acquisition targets will form an integrated group to provide seamless processing of end of life electronics through complementary services with captive customer bases, while using fair trade principles and unquestioned compliance.

Industry Background and Competition

The Global E-Waste Market
The electronic waste (“e-waste”) and reverse logistics market has become a more than $100 billion annual business, even when excluding much of the resale of still usable goods that flood the marketplace as new updates in hardware and software are released.1 Across industries, the cost of returns alone can represent up to 7% of an enterprise’s gross sales. 2 Furthermore, as environmental legislation and policies set more stringent requirements for the disposal of electronic items, and as demand continues to increase for the raw materials and precious metals needed to manufacture new technological products, many analysts and practitioners expect e-waste to grow faster than any other waste stream over the next 5 years.3
The Reverse logistics market has estimated revenues in excess of $150Billion worldwide. Global e-waste commodity revenues are $9-12Billion and growing at 16-21% CAGR.1

The piles of electronic waste, or e-waste, is rising rapidly across the globe, according to a new study by the Solving the E-Waste Problem (StEP) Initiative. The United States and China were responsible for nearly half the world’s total in market volume of e-waste in 2012, which includes anything with a battery or electrical cord.

The figures per capita, however, are far different. China generates about 5.4 kilograms per person, compared to 29.8 per capita in America. The United States has the highest figure of major countries, but it is behind a handful of other places including Singapore, United Arab Emirates, Qatar, Switzerland, Hong Kong and Luxembourg.

Industry Analysis
The international e-waste handling industry is a fragmented yet rapidly growing industry with no clear-cut market leaders (based on market share) and thousands of small and mid-sized firms populating the landscape. Typical incumbents are established “mom-and-pop” businesses, having been in operation for 10 years, with an average of 35 employees, and a majority reporting sales at $1 million or less. Even relatively large players tend to have limited geographic reach. For example, the largest firm is the e-waste division of metals recycler Sims Group Limited, with total sales estimated at $200 million and 380,000 tons of e-waste processed per year. However, this represents less than 1% of the estimated 50 million tons generated annually.
The broadly defined e-waste industry includes not only electronics recyclers, but also aftermarket electronics equipment brokers, OEMs with internal take-back programs, non-profit recycling organizations, scrap dealers, repair/refurbishment, and asset management firms. At present, most companies in the industry only participate in limited portions or segments of the market and are small, regionally focused, and frequently unsophisticated operators. These companies often lack the infrastructure, technology, and resources needed to offer the complete management and logistics solution EWSI intends to provide.
There are a handful of larger competitors that operate in multiple regions and provide electronic material recycling services. However, even these competitors tend to specialize in a specific service area, such as metals recovery, and generally do not offer a comprehensive solution.
Because of the small size of the participants, the fragmentation of the industry, and the newness of the sector, little public information is available on many e-waste handlers.

Most e-waste handlers suffer from suboptimal profitability. As small firms, they miss out on economies achievable through scale and automation. Spreading overhead over multiple businesses and locations offers clear savings potential. Operational scaling in this business can lead to dramatic benefits to economic productivity.

EWSI studied the financial performance of an e-waste handler in Northern California as it reaped the benefit of significant investments in information systems, expansion into asset recovery services, and upgrading equipment and capacity. In a single plant in California, this company implemented Microsoft’s Navision software, upgraded two processing lines from 5 tons per hour to 15 tons per hour capacity, and added (by acquisition) an on-site asset recovery team. These steps enabled the company to grow its sales by 3x, its profit margins by 2x, and its cash profit by 6x. This type of operational scaling and its resulting benefits are easily applicable to the types of businesses targeted for acquisition by EWSI.

In addition to creating cost disadvantages, the small size of most e-waste handlers hurts their ability to raise capital for expansion. These small companies typically grow to a size of $1 million to $10 million (£600,000-£6,000,000) in sales, financed by the owners and retained cash flows. Few have investors and even fewer can take on debt financing without personal guarantees from their owners. This combination severely limits access to capital for expansion, automation, and other opportunities to grow the business and enhance profitability.

The EU has mandated audits for Approved Authorized Treatment Facilities (“AATFs”). AATFs are the only operators that can issue evidence notes to OEMs documenting their handling of e-waste. EU member countries’ regulations, which require proof that a certain amount of ewaste has been treated, recovered, or recycled, commonly require such evidence notes. In the US, nearly every major OEM with an international presence conducts frequent audits. These companies send in teams or hire consultants to assess capabilities, ensure completion of contract work, and/or confirm compliance with local laws. Government audits vary by state: California, for example, conducts random and unannounced audits.

E-waste firms typically lack the ability to keep abreast of shifting regulations, thereby increasing risks and potential costs for customers. This remains an issue even if a facility joins a “confederation” of e-waste handlers to pool compliance efforts and enhance its standing with major customers. Even if they join a confederation that maintains full compliance among its members, small e-waste handlers still – due to limited resources – often end up depending on other contractors to fulfill all the services they sell to OEMs. This creates exposure, for both supplier and OEM, to the risk of one or more subcontractors’ noncompliance.

While the e-waste business enjoys growing demand overall, there are significant opportunities for increasing the efficiency and profitability of the industry. Both producers and users of electronics products would prefer a single handler offering a complete suite of cost effective solutions that minimize the risks associated with environmental compliance. With auditing bills costing OEMs millions of dollars, EWSI management estimates that a consolidated e-waste handler can save a large OEM nearly $750,000 per year through cost efficiencies and by reducing the number of points of contact for an OEM.
Given a short window of opportunity as the industry matures– EWSI estimates a 24-month timeframe until major market positions are established and consolidated – an acquisition strategy is far superior to the lengthy process of organic growth. There is an opportunity to achieve prominence rapidly by acquiring and integrating quality, small and mid-sized firms together under common, consistent management practice

Principal Products and Services

The key service areas are:

•	Reuse: Valuable electronics reenter the distribution stream for resale as is.
•	Repair: Using sophisticated testing systems, electronics are repaired and refurbished for resale.
•
Remanufacture (Asset Recovery): End of life, returned, obsolete or damaged equipment is scavenged for parts, refurbished, or sold on as-is to approved third parties at significant discounts to the original retail.

•
Recycling: Secure destruction of sensitive data on storage devices, together with dismantling for recovery of valuable plastics, copper, precious metals, etc., which are refined and turned into new raw materials.

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

Engineering and Technology Sales
ePlant1000 is a range of highly engineered machinery and plant designs to achieve fast throughput and very high quality output streams.  ePlant1000 is nearing commercial stage.  eWasteTRAK is a software solution under development to target efficient handling of cross border yet secure and compliant transactions involving commodity and waste streams, but it is not yet ready for commercialization.  eWasteCC is now launched and ready for commercialization.  In 2013, no sales were recorded in this business segment

Insurance

The operating units, subsidiaries and divisions carry appropriate liability and property and casualty insurance and other insurance deemed prudent in each instance.

Intellectual Property

We own certain trademarks in connection with the operation of our business including “E-Waste;”  ePlant 1000”;  “eWasteCC TM ;  and eWaste TRACK We have not filed any registrations on the trademarks we utilize. Our subsidiaries and divisions own intellectual property and proprietary materials developed in the course of their operations and we have contractual arrangements to use and develop certain proprietary technologies in our operations.

Facilities

We have an office in Cincinnati Ohio at 12075 Northwest Blvd., Springdale, Ohio 45246.  We also have month-month variable access to a warehouse in Columbus, OH but have not entered into a lease obligation.  We entered into a variable lease agreement in the Peoples Republic of China, at 302 Golden Finance Tower, 58 Yan'an East Road, Shanghai, China 20040.  We have also entered into a lease for our Surf Division at 17981 Skypark Circle, Unit K, Irvine, CA 92614,  as well as a lease at 122 North Genesee Street, Geneva, New York 14456 for the satellite office of E-Waste Systems Cincinnati.

Employees

In addition to Martin Nielson, our Chief Executive Officer, and Susan Johnson, our Secretary/Treasurer at  the parent company of EWSI, our subsidiaries and business units employ directly or lease approximately 35 to 40 employees at any given time, depending on the current requirement.  .  Due to the complexities of employing individuals in other countries, particularly China, we enter into direct contractual agreements with the senior managers instead of employing them through the subsidiary or business unit.

We engage contractors from time to time to consult with us and to work on specific tasks and projects including business development, sales, marketing, public relations, and other disciplines. Presently we have engaged a number of contractors and consultants to provide work for us on a recurring basis.

Subsidiaries and Affiliates

As described above, EWSO became a wholly owned subsidiary of the Company following the Company’s acquisition of all of the issued and outstanding capital stock of EWSO.  On September 20, 2012, E-Waste Systems (Ohio) completed the physical transfer of certain portions of its business and assets to Two Fat Greeks, LLC retaining only certain fully depreciated assets and is actively exploring new opportunities expansion of its operations through acquisition.

On June 25, 2013, the Company entered into a binding agreement to acquire 100% of the shares of Surf Investments, Ltd, ("Surf") a California company in the mobile computing and e-waste recycling business. The Company acquired Surf because of it’s e-waste certifications in the state of California and the access to customers that will benefit the Company in expanding its sales and services.  Surf has been in operation for 35 years.

eWaste Systems – Cincinnati, Inc (“EWS-C”) is a wholly owned subsidiary of EWSI and was formed on November 14, 2013 to acquire certain promissory notes held by Fifth Third Bank and securing assets of WWS Associates, Inc d/b/a 2TRG located in Cincinnati Ohio and Geneva new York.  The transaction for the purchase of the notes was consummated on December 4, 2013 and EWS-C stepped into the shoes of Fifth Third Bank.  WWS Associates, Inc surrendered the assets through a Bill of Sale and Assignment Agreement dated December 4, 2013 in exchange for release of certain collateral in the form of certificate(s) of deposit and personal guarantees.  Neither EWSI nor EWS-C assumed any trade debt or other obligations except the purchase of the Fifth third notes and certain agreements with respect to added debt secured by specific assets not included in the security of Fifth Third notes and indemnity for personal guarantees.  Upon the Closing, Julie Peterson, President of Surf Investments, took over as president of EWS-C and established EWS-C in Geneva NY in the space previously occupied by WWS and has established a new facility in Cincinnati Ohio utilizing the assets acquired through the transactions with Fifth Third and WWS Associates.  The operations of EWS-C are primarily in electronic waste recycling and solutions.

GoEz Deals, Inc (“GED”) - On August 9, 2013, the Company entered into a binding agreement to acquire 7% of the shares of GoEz Deals, Inc., ("GED") a California company in the mobile computing and e-waste recycling business. The Company acquired GED because of its e-waste certifications in the state of California and the access to customers that will benefit the Company in expanding its sales and services. Consideration paid was the issuance of 230 shares of Series A Preferred Stock valued at $27,273, the issuance of 3,500,000 shares of common stock (of which ½ was issued under Rule 144) at $0.0738 per share valued at $258,300 for a total consideration of $285,573. The investment is recorded at cost.  Additional agreements for lease of properties and assets and operation of the business were entered into effective July, 1, 2013.

Other Business Associations

eWaste Systems Italy – an entity formed to promote new ventures and support a local strategy for the Italian Region. The company is focused on developing agreements to establish recycling projects including ePlants. The company owns 25% of this eWaste Systems Italy in exchange for 50 shares of Series A Preferred stock.

eWaste Mediterranean - an entity formed to promote new ventures and support a local strategy for the Mediterranean Region. The company is focused on developing agreements to establish recycling projects including ePlants in markets in North Africa, Malta and the Middle East. The company owns 25% of this eWaste Mediterranean in exchange for 50 shares of Series A Preferred stock.

The company has strategic alliances in the Bangalore Region – India – where EWSI became the advising and technological partner; and a collaboration for an implementation of e-waste recycling within the already thriving business of electronic gadgets’ collection all over India; an agreement for a strategic contractual  alliance to design and implement an ePlant1000 into a location already acquired in Bangalore – India.;  a contractual alliance to provide technical support for a feasibility study to be presented to the government of Cameroon and Ghana to start a national recycling operation (to install an ePlant100 and establish strategic collection and basic de-manufacturing locations).

As part of EWSI expansion strategy, Teaming Agreements set the standards for collaborations with local companies that can extend the Company’s reach in countries where there isn’t a local subsidiary or to perform specific operations and sales.

•	E-Waste Systems Italy (Italy)
•	E-Waste Mediterranean (MENA)
•	Hire Patriots/Semper Pacific WS (US)
•	Market Connections (The Netherlands)
•	Monarch Beach Group (US)

A Master license is a form of franchising where the customer that acquires the license can perform services and provide products under the EWSI’s umbrella. The operations are followed by the experienced EWSI’s Team to guarantee always the most effective and efficient results. Nonetheless the customer takes advantage of the media exposure through EWSI’s media campaigns.

•	E-Waste Systems Italy (Italy)
•	E-Waste Mediterranean (MENA)
•	Community Waste Management Ghana (Ghana)

Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Company’s acquisition of all of the issued and outstanding capital stock of EWSO, the Company issued to Ikaria Holdings, LLC 200,000 shares of its common stock and 400 of the Company’s Series A Preferred Stock (the “Series A Shares”) as part of the consideration paid at closing in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.  Our stock transfer agent affixed appropriate restricted legends to the stock certificate issued to Ikaria Holdings, LLC.  Ikaria Holdings, LLC was given adequate access to sufficient information about us to make an informed investment decision.  Neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising

Effective April 5, 2013 E-Waste Systems, Inc. (the “Company”) entered into a Series A Convertible Callable Preferred Stock Purchase Agreement (“the Agreement”) pursuant to the Master License Agreement entered into with Tanke, Inc. (“TNKE”) on February 6, 2013 whereby the Company granted TNKE a master license for the People’s Republic of China and TNKE agreed to make an investment into the Company.  This agreement was previously filed with the SEC on Form 8K on April 8, 2013 and incorporated herein by reference. The Agreement is for the purchase of Six Hundred Fifty (650) shares of the Company’s Series A Convertible Callable Preferred Stock at a price of One Thousand Dollars ($1,000) per share. For the offer and sale of the preferred stock described above, we have relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D and/or Regulation S.

Effective June 18, 2013 E-Waste Systems, Inc. (the “Company”) entered into a Series A Convertible Callable Preferred Stock Purchase Agreement (the “Agreement”) pursuant to the Master License Agreement entered into with Tanke, Inc. (“TNKE”) on February 6, 2013 whereby the Company granted TNKE a master license for the People’s Republic of China and TNKE agreed to make an investment into the Company. The agreement is for the purchase of Eight Hundred (800) shares of the Company’s Series A Convertible Callable Preferred Stock at a price of One Thousand Dollars ($1,000) per share. TNKE a master license for the People’s Republic of China.

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

Risks Associated With Our Business

We have limited operating history. We were incorporated on December 19, 2008 in the State of Nevada.  Our wholly owned subsidiary, E-Waste Systems (UK) Ltd. was founded in January 2011 for the purpose of implementing our business strategy and has had limited operations. We acquired all of the issued and outstanding capital stock of EWSO on October 14, 2011. On September 20, 2012, certain of the assets and business of EWSO were physically transferred to Two Fat Greek, LLC.  In 2013, the company acquired 100% of Surf Investments and entered into a series of lease arrangements through XuFu which was previously consolidated as a Variable Interest Entity.  While the lease agreements are still in force and generating revenues, the company is working with XuFu to ensure that sufficient operational and financial controls are in place to warrant consolidation and has de-consolidated for the purposes based upon the suspension of the management and related agreements creating the VIE.  It is expected that this will be resolved in the second quarter of 2014.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development.  As we grow the business, we are expanding systems but the implementations have challenges including added cost as we expand our infrastructure to keep pace with our growth. We cannot assure you that we will be successful in addressing the risks we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Strategic alliances are cost-effective means of entering expanded markets and while we will work to minimize risk, there is a cost associated with the development of any new market.  Our strategy is to expand rapidly to gain market share based upon the belief that the early market penetration will deter competition, however, we must be effective in the markets and the expansion requires the expenditure of monies upfront with return trailing behind.   While we have entered into lease arrangements that allow us to enter markets with limited resource deployment and without requiring the purchase of entire businesses, and further allow us to terminate operations if the opportunity is not realized in an acceptable timetable, monies will still be expended during the process of evaluating markets and that money will be lost if we are unable to make the business successful.

The industry is fragmented and there are many smaller businesses occupying the space.  While a key element of our strategy is to acquire operating businesses to penetrate the market, the inability to make a comprehensive evaluation of the condition of target companies, lack of prior audits and lack of controls may make traditional acquisition impractical.  In addition, many of the businesses we will target will be unprofitable and will require effort and capital to integrate to obtain economies of scale and achieve our goal of brand expansion. As such, we are entertaining less risky relationships such as teaming or lease relationships.  Inherent in this strategy are challenges associated with identifying real value and integrating operations.

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

In order to increase our revenues, we believe we must further expand our business operations. We cannot be certain that an organic growth strategy will be successful which may result in a negative impact on our growth, financial condition, results of operations and cash flow. In order to maximize the potential growth in our potential markets, we believe that we must further expand the scope of our services in the e-waste management industry. One of our strategies is to grow organically through increasing the clients we target for e-waste recycling and refurbishing business and entering new geographic markets, both in the United States and internationally. However, many obstacles to this expansion exist, including, but not limited to, our need to secure sufficient financing to implement this growth strategy, increased competition from similar businesses, international trade and tariff barriers, unexpected costs, strain on internal resources, laws and regulations in each jurisdiction we plan to do business, and costs associated with marketing efforts. We cannot be certain that we will be able to successfully overcome these obstacles and establish our services in any additional markets. Our inability to successfully execute this organic growth strategy may have a negative impact on our growth, future financial condition, results of operations or cash flows.

In addition to an organic growth strategy, we may grow through strategic acquisitions. There is no assurance that our acquisition growth strategy will be successful resulting in our failure to meet growth and revenue expectations. We intend to pursue opportunities to acquire businesses, both in the United States and internationally that are complementary or related to recycling and management of e-waste. However, we may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, or, if the acquisition is completed, integrate the acquired business into our existing portfolio. Acquisitions of businesses or other material operations will likely require us to secure debt financing or equity financing, resulting in leverage or dilution of ownership. However, there are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we may need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations. Moreover, the identification and completion of these acquisitions may require us to expend significant management time and effort and other resources. Integration of acquired business operations could also disrupt our business by diverting management away from ongoing operations. The inherent difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures

Our business will be harmed if we are unable to manage growth. Our business may experience periods of rapid growth that will place significant demands on our managerial, operational and financial resources.  In order to manage this possible growth, we must continue to improve and expand our management, operational and financial systems and controls.  We will need to expand, train and manage our employee base and/or retain qualified contractors. No assurances can be given that we will be able to meet such demands in an efficient and timely manner.

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

Our success is dependent upon a limited number of people. The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team.  Expansion of the management and acquisition of talent is a key objective but there is no guarantee that we will be able to identify, engage or retain personnel. The loss of the services of any member of our management could have a material adverse effect.

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

As some of our officers and directors are located outside of the United States, you may have no effective recourse against us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.  One of our directors and officers is a resident of England and all or a substantial portion of his assets are located outside the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against this officer and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Indemnification of officers, directors and employees. Our Certificate of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our stockholders therefore will have only limited recourse against these individuals.

We may not have access to a qualified workforce. In order to carry out our repair, refurbishment and spare parts recovery business, and most if not all of our business units or divisions, we may rely on a work force comprised of contract labor rather than permanent employees. Consequently, we may be faced with a risk of not being able to access a sufficient number of suitable independent contractors to maintain a necessary level of operation.

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

Furthermore, any dilution may cause the market price of the common stock to decline further, resulting in additional dilution and a continued potential adverse effect on the common stock price thereafter.  To the extent that the holders of our Series A Convertible Preferred Stock convert part of their Series A Convertible Preferred Stock and sell the common stock into the market, this could result in an imbalance of supply and demand for our common stock and reduce its price.  Because the lower limit on the floating conversion price is very low at $0.001 per share, these series of events could lead to a vicious cycle, driving the market price of the common stock downward until it reaches that lower limit. Until it reaches that lower limit, the further the market price of our common stock declines, the further the floating conversion price will fall and the greater the number of shares we will have to issue upon conversion.

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

If we issue shares of preferred stock with superior rights as compared to our common stock, it could result in the decrease the value of our common stock.  Our board of directors is authorized to issue up to 10,000,000 shares of preferred stock of which 500,000 shares are set aside as Series B Convertible Preferred Stock with a par value of $.001. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights.

The use of our stock as currency to finance the growth of the Company can result in significant dilution.  The Company utilizes stock of the company in exchange for value as payment to certain of its contractors, lenders and stock may be offered as part of the consideration in acquisitions and other contracts from time to time.  The issuance of shares in exchange for valuable services and assets can result in significant dilution.

Series B Preferred issued in exchange for … has the effect of enabling the majority shareholder to retain voting control.   As of December 31, 2013, there were 195,000 shares of Series B Convertible Preferred Stock issued to Martin Nielson, CEO and Founder of the Company.

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

Redemption
The Series B Convertible Preferred Stock shares are only redeemable for cash by mutual agreement.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock. Our Articles of Incorporation authorizes the issuance of 800,000,000 shares of our common stock and 10,000,000 shares of preferred stock.  The common stock or preferred stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of our common stock held by public stockholders.

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

Other factors that could cause such volatility may include, among other things:

●	potential investigations, proceedings or litigation that involves or affects us;
●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
●	actual or anticipated fluctuations in our operating results;
●	the absence of securities analysts covering us and distributing research and recommendations about us;
●	we expect our actual operating results to continue to fluctuate;
●	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;
●	overall stock market fluctuations;
●	economic conditions generally and in the e-waste industry in particular;
●	announcements concerning our business or those of our competitors or suppliers;
●	our ability to raise capital when we require it, and to raise such capital on favorable terms;
●	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;
●	conditions or trends in the industry;
●	changes in market valuations of other similar companies;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures;
●	future sales of common stock;
●	actions initiated by the SEC or other regulatory bodies;
●	existence or lack of patents or proprietary rights;
●	departure of key personnel or failure to hire key personnel; and
●	general market conditions.

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

Any future sales of our securities may be adversely affected by our failure to file all reports required by the Exchange Act.  Rule 144 as promulgated under the Securities Act is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company, unless certain conditions are satisfied. We are a former shell company. As a result, our securities cannot be resold under Rule 144 unless certain conditions are met. These conditions are:

●	the issuer of the securities has ceased to be a shell company;
●	the issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;

●	the issuer has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and
●	one year has elapsed since the issuer has filed current ‘‘Form 10 information’’ with the Commission reflecting its status as an entity that is no longer a shell company.

We first filed Form 10 information reflecting our status as an entity that is no longer a shell company in our Report dated October 20, 2011, and the requisite one year has elapsed from the filing date of that Report in order for our securities to be eligible for sale under Rule 144, provided the other conditions set forth above are satisfied.  We complied with these conditions.  However, even though more than one year has now elapsed from the filing date of the above mentioned Report and therefore if we, as a former shell company, ever fail to file all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, then during the preceding 12 months, our securities will not be eligible to be resold under Rule 144.

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

We have never paid dividends and have no current plans to pay authorize dividends.  Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors.  To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock for the foreseeable future.  We intend to retain future earnings, if any, to provide funds for operation of our business.  Therefore, any return to investors in our common stock will have to be in the form of appreciation, if any, in the market value of their shares of common stock

Damage to our Brand. Our brand is very important to us.  If any of our brand licensees were to do or take any action which would violate the principles we stand for, including our voluntary adoption of the highest standards of end of life processing, or our Zero Landfill policies for example, our brand could value could be diminished and could affect our ability to retain customers or sell more licenses

Availability of feedstock volumes. We have limited contracts with suppliers of feedstock and there is no guarantee of access to regular, predictable volumes of feedstock.

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

Disagreements with Lessors or owners of the businesses that we manage, operate,  or sell brand licenses to may result in litigation or may delay implementation of product or service initiatives.   With respect to our lease contracts and branding, we own very few of our functional properties. In addition, those divisions are entirely dependent on the Company’s ability to develop the business utilizing the leased assets and all of the risk of loss from those operations are absorbed by the Company.  There is no guarantee that the business plan we expect to implement for each of the business units will be successful and in fact, though we believe going into each market that our business plan is valid, our model is designed to permit the start of the operation with limited risk so that the down-side is limited to our cost of operation.  The nature of our responsibilities under our management agreements to operate and enforce the standards required for our brands under management may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for or payment for new product or service initiatives.  We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential business owners but may not always able to do so. Failure to resolve such disagreements could result in litigation.  If any such litigation results in a significant adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.

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

While we are a leasehold operator, licensor and acquiror, we depend on capital to buy, develop, and improve their business and we and or the owners may be unable to access capital when necessary.
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

We previously determined that our disclosure controls and procedures were not effective. We have addressed previous issues but if our actions prove insufficient, we could suffer consequences.
We cannot be certain that we will not discover additional weaknesses in our disclosure controls and procedures. Any such additional weakness could adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We have month-month variable access to a warehouse in Columbus, OH but have not entered into a lease obligation.  We entered into a variable lease agreement in the Peoples Republic of China, at 302 Golden Finance Tower, 58 Yan'an East Road, Shanghai, China 200040.

Cincinnati ----12075 Northwest Blvd., Building 300, Springdale, OH 45246

California – 17981 Skypark Circle, Suite K, Irvine, CA 92614

Geneva NY ----122 N. Genesee Street, Geneva, NY 14456

Through our Lease Agreements for our business units and subsidiaries, we lease properties in strategic locations internationally with several locations in China from time to time.  All such leases are terminable quarterly.

Many of our personnel work from their own homes and offices.

Item 3.   Legal Proceedings

Our  counsel has advised us that any pending legal actions should be able to be resolved without significant impact on the Company. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

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

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	.0340	.0241
September 30, 2013	.0340	.0310
June 30, 2013	.0115	.0098
March 31, 2013	.0174	.0120

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	.0130	.0026
September 30, 2012	.0470	.0078
June 30, 2012	1.29	.023
March 31, 2012	1.95	1.02

Holders of Our Common Stock

Currently, we have Forty-Two (42) holders of record of our common stock.

Stock Option Grants

None.

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

TNKE a master license for the People’s Republic of China and TNKE agreed to make an investment into the Company

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013 we issued 105,000,000 shares of S8 Registered stock under our Amended Equity Compensation Plan.  Subsequent to that, we issued an additional 30,000,000 during the first quarter of 2014.

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

Background

2014 Operations

Acquisitions

The strategy behind every acquisition is strongly related to three criteria:

●	Strategic: Synergies, Differentiation and Compliance;
●	Financial: Financial Strength, P/E, Growth;
●	Management: Vision, Culture, Quality.

US

EWSI completed two transactions in US during 2013: Surf/CPU and 2TRG.  Surf is located in Los Angeles, California. The company was rebranded EW California but is doing business also through the former name to maintain a market position with the existing customers.  The management as well as all the employees (7 people) maintained their place and Julie Peterson, President at Surf, became President of EW California and Manager for EWSI’s operations in the US.  In the first year of business under EWSI’s wings, the company implemented and expanded its operations for a red $200,000 for 2012 to a black $10,000 for 2013 and still growing. The expectations for 2014 are to double the revenues as well as the profits and expand furthermore the business to new areas of interest.  The transaction put in place with 2TRG involved the acquisition of the assets from the locations in Cincinnati and Geneva. A new branded company was created to run the operations, EW Cincinnati, and Julie Peterson was designated as President. The employees have maintained their position with 25 people for the operation in Cincinnati and 15 people for Geneva. A Plan for hiring new employees and business developers is already considered. In March took place the grand opening of the facility to start the business in new working space in the Cincinnati area. This new facility will be the showpiece plant implementing the latest and most efficient technologies.  Expectations for 2014 involve new contracts to capitalize the full processing volume of 500,000 lbs/m for Cincinnati and 250,000 lbs/m for Geneva and growing of the revenues.

 At least three more locations are in plan to be added for 2014. They will cover the US area not yet serviced directly by the network. They may become part of the acquisition plan or be completely new businesses

EUROPE

An already engaged major refurbisher is the target for 2014 in Europe. This acquisition brings the footprint of EWSI in the old continent. The term-sheet for the transaction has been delivered and if agreed the process is expected to be completed by the second half of the year. Due to the high potential of this operation and to complete the reverse logistic process, an ePlant is already considered as part of the first steps to make this location the show piece for the European market.

Other targets are under consideration.

ASIA, AFRICA, OCEANIA, LATAM

While Teaming Agreements and Joint Ventures are already in place and more are to come, no specific target has been engaged for acquisition purposes but it is not excluded that during the progress of the 2014 new possibilities may develop.

Subsidiary

2013 has seen the birth of few different subsidiary that can be divided into operative and commercial units.  The operative units such as EW California and EW Cincinnati are more involved into directly recycling/refurbishing operations. The other ones such as EW Ltd, EWS Italy, EW Mediterranean and EWS Bharat are focused on the commercial expansion of the business through new ventures and of the brand through licenses.

ePlants and Technologies

Expectations for 2014 are of three operational ePlant in three different continents by the end of the year. While the ePlants in Cincinnati and Geneva will be upgrades of existing technology, those will be new facilities using the best and most efficient technologies delivered on EWSI specs. A fully deployed ePlant can generate an annualized revenue stream of over $9M with basic working shifts and up to $36M for a continuous operation. The recent agreement with Chinese Technology firm Loyalty has generated the best mix of implementation strategy to offer a fully functional ePlant in just 6 months from the order of the hardware.  Looking for new ways for an efficient and effective use of technology, EWSI is developing with its tech partners miniaturized recycling equipment to be provided to local partners in order to achieve a more efficient transportation.  Further efforts have been put into expanding implementation of equipment for recycling of air conditioning hardware and refrigerators. Those two specific home appliances are becoming a sensitively big number in the ewaste stream and providing a complete recycling solution, including insulation.  Recent developments with a US R&D firm brought into signing a letter of interest to test a Rare Earths Elements sorting technology into one of the EWSI’s operational sites in the US. REE are sorting is one of the last step into achieving the 100% no-landfill policy that EWSI is voluntarily committed to.

L&M Agreements

In the first quarter of 2013, EWSI began a focused operation to enter into the market in China and signed a series of agreements designed to increase revenues. Those agreements provided for EWSI to ‘manage’ the companies leasing and operating the business assets. This business model is becoming more and more popular since most of the companies in China do not support their accounting with auditing. The commercial strategy behind this is that a healthy financial audited company has more possibilities to raise capital or become target for an acquisition. For 2014 there are already in place agreements to further develop the existing contracts and there are new companies interested in joining this opportunity.

History and background

Mission Statement
Create a market-leading, integrated business group in the emerging electronic waste (“ewaste”) and reverse logistics industry, in the advisory for compliant management and in the development of new commercial and technological ventures by offering customers global, seamless, and expanded custom services.

Company History
After 5 years of research, planning and operating various companies in the industry, Martin Nielson founded E-Waste Systems as a wholly owned subsidiary of a US public company shell, specifically to grow by completing a series of acquisitions as its basis for operations. EWSI has three operating units in US, UK and China, corresponding to the first geographies in which EWSI is completing acquisitions.
In earlier ventures in this industry, Nielson previously received State of California certification as an e-waste collector and was subsequently awarded a subcontract for the City of San Jose, California (the tenth-largest city in the US) to process certain electronic waste collected from curbside and drop-off sites. While initial quantities were relatively small, this contract enabled him to begin developing and refining the knowledge and processes necessary for bringing together different operations. Under a previous company in the UK, he oversaw the processing of over 7,000 tonnes of e-waste, and secured a contract with a major engineering firm to recycle nearly 400 electronic sortation plants throughout the country.

Financial Strategy
Execution of the Company’s Business Plan requires a foundation capable of sustaining rapid growth.  This foundation consists of a global brand, proprietary technologies and substantial revenues.  In addition, the Company’s financial plan needs to support the potential for very rapid quarter to quarter growth over the next few years, which could be 50% or more.

This Strategic Financial Plan represents the broad financial concepts and some guiding principles regarding what are likely, in management’s opinion, to be the most efficient financial methods of implementing the Company’s objectives of becoming a global leader in the industry through the brand affiliations and selective acquisitions as a complement to its organic internal growth.
Management believes that to be a successful business, we must demonstratively prove to investors through our business performance (in the form of growing sales and earnings) that the value of the business will continue to grow over the foreseeable future.  Our objective therefore is: To build a fundamentally solid public company from fundamentally sound businesses.

Key Elements

The total value of our Company’s economic resources is capital invested in our equity plus debt we assume. The Company must make efficient use of a combination of debt and equity in our operations to fuel growth.  Equity is the portion of our Company’s economic resources that our shareholders own and debt will be used to leverage equity by using borrowed money to obtain additional economic resources.  Leverage, while increasing investment returns, must be used wisely. Accordingly, the basic elements of our financing strategy are the following:

1.
Balance Sheet Strengthening.  We will strengthen our balance sheet and the balance sheets of our subsidiaries and key affiliates by acquiring tangible and intellectual assets.  We will also convert certain liabilities into equity, eliminate debt of high burden, and avoid both short term liabilities that cannot be managed and unsustainable long term liabilities.

2.
Financing for ePlant™ and other Technology.  We will seek friendly third party financing for new capital equipment, such as ePlant™ and other eWaste™ systems in order to improve the operating performance of our business units. We will invest in developing our proprietary technologies using equity wherever possible.

3.
Financing for our Subsidiaries and Affiliates.  The growth of our subsidiaries and affiliates directly contributes to our company growth. We will provide financial support to our subsidiaries and affiliates in a manner in which the investment can lead to superior returns and within manageable and acceptable risks.

4.
Manage a Sustainable Capitalization Structure.  The Company has presently authorized 500 Million shares of equity, of which 490 Million are Common Shares and 10 Million are Preferred. During 2013 the share price ranged from $0.01 to $0.1 bringing the Market Capital to an average of $8M with average volumes of 1.99M. As of January 31, 2014, the closing share price is $0.041, the issued and outstanding was 262,699,762 and its market value was $10,770,690. As the Company’s value increases with its performance, the market capitalization value should increase.  It is in the best interest of the Company to have a high market capitalization, higher share prices, and strong liquidity to obtain sufficient capital for our growth and for acquisitions.  Maintaining a balance of sensible debt alongside a robust market capitalization is targeted.

5.
Use of Performance-Based Incentives.  The Company believes in creating an atmosphere that encourages and motivates our people to out-perform the competition.  Disciplined and hard-working management, professionals, and other individuals can help us meet or exceed our company’s objectives and are fundamental to the growth we seek.  Incentive compensation plans tied to equity will be a key element of our compensation packages and our officers must set the example by accepting equity as a primary component of their compensation.

6.
Equity as Growth Capital. Preferred shares will be increasingly used to increase asset values, to minimize current dilution of common stock and to enhance overall shareholder equity while providing for attractive means to maintain sensible voting and conversion features.  Alongside preferred equity instruments, registered shares will be used to compensate qualified individuals to grow the company.  Wherever possible, we will also use equity as a currency for acquisitions.

7.
Debt Financing.  Debt can leverage our equity and capital.  We will selectively obtain debt financing, even paying premium interest rates if necessary so that we can avoid toxic convertible debt.  And, we will establish plans to buy out potentially toxic liabilities by using loyal and long term investors.

8.
Investor Relations, Communication and Awareness.  We intend to have a strong and comprehensive investor communications plan using regular press releases, information 8K filings with the SEC, social media programs, frequent website updates; and an increasing use of CEO and management interviews and media relations programs.  These are all designed to make the investing public and our other constituents fully aware our plans, accomplishments, and developments as they occur.

9.
Secondary Public Offering and Upgrade Listing. The company will seek to raise capital from a public offering to fuel its growth and, at the proper time, consider migration to a national exchange like NASDAQ or NYSE to have access to higher quality and quantity of capital to fuel its desire for expansive growth.

Business Strategy Next 12 Months

Key Elements

EWSI focuses on three success-proven principles for growth:

•	Build a Global Brand
•	Expand Proprietary Technologies and Expertise
•	Accelerate Revenues

The EWSI strategy for growth and achievement of these three goals comprises the following key elements:

●
Market Leading Brand: The market does not have a leading e-waste brand, especially not at the global level.  Our brand is unique and is promoted aggressively and globally to attain maximum awareness aligned with the highest compliance standards in the world (including those of the WEEE directive). Our commitment is to achieve and continuously enhance the best brand in the industry.

●
Global Reach: EWSI recognizes that e-waste is a global problem that requires a global solution.  We are therefore committed to developing and managing a worldwide presence, with primary focus on the Americas, Europe, and Asia. EWSI now has a presence in the USA, UK, Australia, China, India, Mexico and the Caribbean.

●
Proprietary Technology: We are committed to developing and deploying a portfolio of proprietary engineering and technologies that can extract maximum value from end-of-life assets while minimizing environmental impact. This includes software solutions as well as high-end separation, enrichment, and processing technologies applied to component materials and output streams such as plastics, precious metals, glass, carbon, and bio-materials.

●
Franchising and Affiliations: We have and will continue to develop affiliations with quality companies that share our business and environmental principles.  Franchising and affiliation are among the quickest and most capital efficient ways to expand the geographic and service coverage of EWSI.

●
Management Services: We offer our expertise in professional management practices and modern systems to our expanding affiliate network. The e-waste industry is highly fragmented with need for high level management.  Simultaneously, compliance and certification across all platforms are critical issues as national and international regulations expand and become enforced.

●
Joint Ventures and Acquisitions: Carefully selected acquisitions and joint ventures in the Americas, Europe, and Asia remain part of our strategy. The acquisitions will be done opportunistically in a separate division in order to focus EWSI management on its main task of building its eWaste™ brand globally. Each joint venture and acquisition must be a profit center with local brand value, an experienced management team, and solid commercial relationships with clients of strategic interest to EWSI. We completed one acquisition in the USA during 2012 and two acquisitions in 2013.

●
Thought-Leading Business Development Initiatives: Leveraging our network of contacts and affiliates, we target key customer and market segments with the most innovative and customized e-waste solutions.

●
Fair Trade: EWSI is committed to the principles of Fair Trade. Opportunities to process end-of-life materials in countries with access to low cost of labor will be deployed to the fullest but only under the principles of at least living wages, the highest standards of environmental compliance, and corporate social responsibility suitably applied.

Company Structure

For 2014 the Company’s corporate structure, to better respond to business opportunities and provide a specific support to already implemented units, is reformulated as:

•	EWS International

The publicly traded company holding the group. It is fully reporting to the SEC and works on fully auditable open book bases. Provides centralized organization even though each company branch maintains its statutory independency.

The processes performed are referred to tree main functions:

●	Compliance
●	Finance
●	Governance

•	eWaste

The business unit’s mission is to  integrate the industry worldwide under a quality brand: namely, EWSI’s eWaste™ brand. Through its broad network of subsidiaries and affiliates, EWSI offers customized end-to-end solutions in IT Asset Recovery, E-Waste Management, and Electronics Reverse Logistics. EWSI leverages its affiliates’ complementary geographies, technical capabilities, and strong supplier relationships to expand the services offered to customers, cross-fertilize best management practices, streamline logistics, aggregate volumes, offer state-of-the-art engineering, and provide a truly global e-waste solution. The expertise, experience, and relationships of the EWSI senior management team, particularly in the application of scale cost reductions, business development, and technology implementation is a key differentiator.

eWaste’s primary customer targets are organizations facing a mix of regulatory, environmental, and price pressures, as well as an increasing need to protect their brand names and safeguard their data in the management of their e-waste. eWaste Systems’s adherence to the principles of Fair Trade and the requirements of the WEEE Directive provides these customers with reassurance that end-of-life e-waste management is not only fully compliant and certified but is also done with social and environmental responsibility at the forefront.

•	eVolve

This unit provides best practices management and business lease agreements to companies that want to become compliant to US GAAP. The agreements entitle eVolve to become responsible to execution of activities related to sales, accounting, advisory, training and business development.

The strategy behind the lease and management agreements provide growth acceleration with lower capital costs than acquisition and strategic industry penetration with synergies between the companies. In support of the eWaste branch, the agreements will include full commitment to the environmental compliance providing eco-friendly initiatives and services.
eVolve primary customers targets are companies that wish to grow their business and to enhance the management, accounting and operations of their business to such high standards that they may potentially become a public company or become attractive for investing/acquiring purposes. All companies under this type of agreement report directly for balance sheet purposes.

•	eIncubator

eIncubator takes in consideration different forms of investments and ventures directly and indirectly related to the e-waste market by which business can experience future growth by developing new products or processes to improve and expand operations and market opportunities. The companies involved in Joint Ventures with eIncubator benefit of added credibility and visibility through the wide network of affiliates of the group nevertheless of the expertise and know-how to develop and improve the business.

The ideal candidates for Joint Venture investments with eIncubator are companies that have developed innovative technologies or other compelling businesses. eIncubator promotes and supports also social and environmental no-profit ventures.

Surf Investments

Surf Investments, Ltd dba CPU Computer Repair has just completed 2013 with a profit, the first time in 5 years utilizing a strategy of taking the company back to its core strengths of customer service and computer repair. Surf is focused on value add services such as corporate imaging services and custom solutions.

E-Waste Systems Cincinnati, Inc

E-Waste Systems Cincinnati acquired the new location in Springdale, OH on February 3, 2014 and was open for business March 20. The core business is pick-up of e-waste from local business and processing the commodities for a profit. Our primary focus is to secure our R2/e-Steward certifications and refine our procedures/processes so they can be replicated for additional locations. Our Geneva NY location will be standardizing by May 20. We would like to acquire or team with 3 other locations by the end of the year to achieve not less tna five locations with centralized management to achieve maximum profitability.

Factors impacting EWSI’s Consolidated Results of Operations

The principal factors that impact our past and future results of operations include:

●
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

●
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

●
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

●
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

●
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

Consolidated Results of Operations for E-Waste Systems, Inc. – Continuing Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues – Continuing Operations

We generated revenue of $862,258 during the year ended December 31, 2013, compared with $0 for the year ended December 31, 2012.

Cost of Sales – Continuing Operations

Cost of sales was $481,136 for the year ended December 31, 2013 compared with $0 for the year ended December 31, 2012.
Gross Profit –Continuing Operations

Gross profit for the year ended December 31, 2013 was $381,122, compared to gross profit of $0  for the year ended December 31, 2012.

Operating Expenses – Continuing Operations
.
We incurred operating expenses of $6,857,682 and $1,296,917 for the year ended December 31, 2013 and December 31, 2012, respectively.  Our operating expenses for the year ended December 31, 2013 and December 31, 2012 consisted of directors’ and officers’ accrued compensation, professional fees, impairment in goodwill related to debt purchase, impairment in available for sale securities, and general and administrative expenses.

Net Income (Loss) – Continuing Operations

As a result of the above, we reported a net loss of $7,157,176 and $1,568,257 for the year ended December 31, 2013 and December 31, 2012, respectively.

Results of Operations for E-Waste Systems, Inc. – Discontinued Operations

For the year ended December 30, 2013 and 2012, we reported no revenue, cost of sales or gross profit ffrom discontinue operations for the year ended December 31, 2013 compared to revenues of $93,130; cost of sales of $74840 and gross profit of  $18,290 for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, our consolidated balance sheet presented total current assets of $379,632 and total current liabilities of $3,950,728, which resulted in a working capital deficit of $3,571,096.

To date, we have relied upon issuances of unsecured notes to finance our operations and help us meet our short-term obligations.  There is no assurance that we will be able to continue to issue notes to finance our short-term obligations.  Our present capital resources are insufficient to implement our business plan.  The operating expenses for the year will consist primarily of compensation for senior management, professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, travel and general office expenses.  Our current cash on hand is insufficient to make our planned expenditures and to pay for our general operating expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue to implement our business plan during and beyond the next twelve months.

We are working on debt financing based upon our growth of available collateral and expanded operations and in addition, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to implement our business plan. Additional equity financings could result in significant dilution to our stockholders.  In the absence of such financing, we will not be able to implement our business plan or pursue any acquisition.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

Contractual obligations

Effective October 28, 2011, the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12 percent and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $1,077 and $252 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $3,137 and $1,697 as of December 31, 2013 and 2012, respectively. The note has been extended for an additional year and all default terms have been recognized in the presentation of the note payable.

Effective February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14 percent, are unsecured and are due on demand. During the year ended December 31, 2013, the Company recognized $7,714 of interest expense on these notes payable.

Effective April 3, 2013 the Company entered into a settlement agreement with the Note Holder whereby the Company would pay interest to the Note Holder from inception of the two notes through and including May 31, 2013. Payment of the interest due of $13,657 was made in the form of 1,029,479 shares of Rule 144 Unrestricted common stock.

It was further agreed that the principal amount of the combined Notes would be paid on a monthly basis in the amounts of $5,833 for the $35,000 Note and $6,666 for the $40,000 Note. Interest will continue to accrue at the agreed upon 14% per annum on each note until the principal balance has been retired.  During the twelve months ending December 31, 2013, the Company made three of the required aggregate monthly payments to the Note Holder in the form of the Company’s Unrestricted Common Stock. The aggregate payment for both Notes for the month of May 2013 resulted in a share issuance of 1,543,210 at a price per share of $0.0081. The aggregate payment for both Notes for the month of June 2013 resulted in a share issuance of 1,344,086 at a price per share of $0.0093.  The aggregate payment for both Notes for the month of July 2013 resulted in a share issuance of 828,912 at a price per share of $0.0151.

Effective November 1, 2013 the Company issued an aggregate of 1,253,117 shares of the Company’s unrestricted common stock as payment in full of the existing debt to this Note Holder as follows:  we issued 644,330 shares at a price of $0.0194 for the month of August; in addition, we issued 256,674 at a price of $0.0487 for the month of September and we also issued 352,113 at a price of $0.0355 for the month of October.  Upon receipt of all the shares listed in this paragraph, the Note Holder acknowledged that the Principal Amount of the Note had been paid in full and requested that the interest payment in the form of stock also be issued at this time.

Effective November 1, 2013, we issued 91,270 unrestricted shares of the Company’s common stock to the Note Holder in order to satisfy all interest due on the Note.  The Note Holder is satisfied that this Note is retired in its entirety.

Effective February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a Line of Credit. The funds were to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14 percent and is due on March 24, 2013. On April 22, 2013 the Company issued 1,029,479 shares of the Company’s common stock in payment of all interest from inception of the note through May 31, 2013. The note holder has agreed to accept no payment on the principal amount of the note for the present and interest will continue to accrue on the note beginning with June 1, 2013 through the time the note is completely retired. During the period  ended December 31, 2013 the Company recognized of interest expenses and made no payments on this promissory note leaving a balance in accrued interest of as of  December 31, 2013.

Effective August 27, 2012, the Company executed a promissory note in the principal sum of $150,000. The consideration to be provided by the note holder is no more than $135,000. A $13,500 (10%) original issue discount (“OID”) applies to the principal sum. The note holder made payments to the Company of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012 and $95,000 through the period ended September 30, 2013. The principal sum due to the note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees. The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The OID in respect of the consideration received on the date of execution equaled $4,445 for the year ended December 31, 2012, and $10,556 for the twelve months ended December 31, 2013.

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

Effective May 6, 2013, the note holder elected to convert $8,341 of the principal balance at a price per share of $0.003380 resulting in the issuance of 2,500,000 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $4,384 to interest expense.

Effective June 13, 2013, the note holder elected to convert $7,357 of the principal balance at a price per share of $0.003315 resulting in the issuance of 2,981,397 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $4,639 to interest expense.

Effective August 27, 2013, the note holder elected to convert $30,556 of the principal balance at a price per share of $0.0065 resulting in the issuance of 4,700,856 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $16,387 to interest expense.

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

Subsequent to this, on March 26, 2014, the Note Holder indicated to the Company that they wished to convert the final amount of money owed on this loan in the amount of $24,444.44 in to Unrestricted Rule 144 stock of the Company at a conversion price of $0.0100.  This conversion has taken place and the company issued 2,444,444 shares of Unrestricted Common Stock on March 28, 2014.  This loan is now considered to be paid in full.

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

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $25,313. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of December 31, 2013 and December 31, 2012, the Company had recognized amortization on the debt discounts on this note of $8,622 and $-0- of the total outstanding debt discounts leaving an unamortized debt discounts $9,832 and $25,313, respectively.

Effective September 9, 2013, the note holder elected to convert $11,000 of the principal balance and accrued interest of $435 at $0.0064 per share into 1,786,641 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $1,109 to interest expense.

On January 18, 2013, the Company executed a convertible note payable with a face value of $41,557 in exchange for services provided to the Company. This note is unsecured, bears interest at 6% per annum and is due January 18, 2016. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debt was recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $41,557. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of December 31, 2013, the Company had recognized amortization on the debt discounts on this note of $11,251 of the total outstanding debt discounts leaving an unamortized debt discounts $14,385

Effective March 14, 2014 a settlement was reached with the Note Holder whereby his note was purchased by an unrelated third party.  This note has been retired in its entirety.

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

Effective March 14, 2014 a settlement was reached with the Note Holder whereby his note was purchased by an unrelated third party.  This note has been retired in its entirety.

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

Effective June 3, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due June 2, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $60,352 and debt discount of $32,500 on the payment dates of the note for the period ended September 30, 2013.  As of December 30, 2013, the Company had recognized amortization on debt discounts on these notes of $10,538 leaving unamortized debt discounts of $21,962. See Note 10 for treatment of derivative liability associated with convertible notes payable.

Subsequent to this on October 28, 2013, this note was paid in full by the company.

Effective July 15, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due April 17, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $90,207 and debt discount of $32,500 on the payment dates of the note for the period ended September 30, 2013.  As of December 31, 2013, the Company had recognized amortization on debt discounts on these notes of $9,067 leaving unamortized debt discounts of $23,433. See Note 10 for treatment of derivative liability associated with convertible notes payable.

Subsequent to this, on December 30, 2013, this note was paid in full by the Company.

Effective August 27, 2013, the Company executed a convertible note payable with a face value of $27,500. This note is unsecured, bears interest at 8% per annum and is due May 29, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $116,312 and debt discount of $27,500 on the payment dates of the note for the period ended September 30, 2013.  As of December 31, 2013, the Company had recognized amortization on debt discounts on these notes of $3,400 leaving unamortized debt discounts of $24,100. See Note 10 for treatment of derivative liability associated with convertible notes payable.

Subsequent to this, on March 10, 2014 this note was paid in full by the Company.

On June 25, 2013, the Company assumed loans payable with the acquisition of Surf Investments, Ltd. in the amount of $222,928. These loans are non-interest bearing and due upon demand

Effective October 1, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due June 2, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $25,339 on the payment dates of the note for the period ended December 31, 2013.  See Note 10 for treatment of derivative liability associated with convertible notes payable.

Effective December 9, 2013, the Company executed a convertible note payable with a face value of $63,000. This note is unsecured, bears interest at 8% per annum and is due September 9, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $75,362 on the payment dates of the note for the period ended December 31, 2013.   See Note 10 for treatment of derivative liability associated with convertible notes payable.

On November 30, 2013 the Company entered into a Credit Agreement with TCA Global Credit Master Fund for a loan of up to $5.0 Million with an initial draw of $1.0 Million. At the initial funding of the first $1.0 Million on the TCA revolving credit facility, TCA held in reserve/escrow $160,000 pending completion of several post-closing matters.  Those funds have not yet been released.  The debt is secured by assets of the company and its subsidiaries Surf and e-Waste Systems Cincinnati, Inc. and e-Waste Systems Ohio, Inc.  Interest accrues at the rate of Sixteen and One Half Percent (16.50%) per annum, calculated on the actual number of days elapsed over a 360-day year.  Provisions for a Reserve of 15% there is a mandatory repayment of not less than 15% of the gross revenues.  At the present time, this loan is in default.  The Company recorded initial derivative liabilities of $46,027 on the payment dates of the note for the period ended December 31, 2013.  See Note 10 for treatment of derivative liability associated with convertible notes payable.

The components of notes payable are summarized in the table below:

	December 31, 2013	December 31, 2012

Convertible note payable to a related party, bearing interest at 12%, unsecured, due on October 28, 2012 (note is in default)	$12,000	$12,000
Notes payable to an unrelated party, bearing interest at 14%, unsecured, due on demand	-	75,000
Note payable to an unrelated party, bearing interest at 14%, unsecured, due on March 24, 2013 (note is in default)	100,000	100,000
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on June 12, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 14, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on September 26, 2014	22,222	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 27, 2013 and due on October 10, 2013.	-	44,445
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, due on May 29, 2014	27,500	-
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, April 14, 2014	32,500	-
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, September 9, 2014	63,000	-
Convertible note payable to an unrelated party, bearing interest at 16.5%, unsecured June 6, 2014	1,000,000	-
Short term portion of EWS-C notes payable	94,460	-
Discounts on short-term convertible notes payable	(60,881)	(31,111)
Total short-term debt	$1,346,357	$200,334

Derivative liability on short-term convertible notes	$465.880	$61,545

Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	$-	$11,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	29,000	29,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	162,500	162,500
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on January 18, 2016	41,557	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on February 8, 2016	162,500	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on March 5, 2016	17,417	-
Long term portion of EWS-C notes payable	85,908	-
Unamortized debt discounts on issuances of convertible debt	(161,568)	(25,313)
Total long-term debt	$337,314	$177,187

Lease Commitments.

We also have month-month variable access to a warehouse in Columbus, OH but have not entered into a lease obligation.  We entered into a variable lease agreement in the People’s Republic of China, at 302 Golden Finance Tower, 58 Yan'an East Road, Shanghai, China 200040.  We also have a building in Cincinnati, Ohio at 12075 Northwest Blvd, Building 300.  In addition, we have a facility in Irvine, California at 17981 Skypark Circle, Suite K.

Consolidated Cash Used in Operating Activities

Continuing operating activities in the year ended December 31, 2013 used cash of $115,505, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for the year ended December 31, 2012 of $7,157,176 was the primary reason for our negative operating cash flow.  The impact of consolidated net loss from continuing operations on our consolidated operating cash flow was substantially offset by impairment in goodwill related to debt purchase of $761,170, change in derivative liability of $404,335, impairment in available for sale securities of $1,445,000, common stock issued for services of $3,518,593, and change in accrued expenses, related party of $413,042.

Discontinued operations in the year ended December 31, 2013 and 2012 used and generated cash of $0 and $76,803, respectively.

Consolidated Cash Used in Investing Activities

We had used cash totaling $103,936 for investing activities from continuing operations.  This consisted of $3,652 used to purchase equipment in our subsidiaries, $3,270 used towards security deposits, and $97,014 used to develop the Company through intangible assets.

We did not use any cash for discontinued investing activities in 2013 or 2012.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the Company.  Consolidated net cash flow provided by continuing financing activities for the year ended December 31, 2013 was $365,080, which consisted of $373,080 in proceeds from convertible notes payable, payments of $65,000 towards convertible notes payable, and cash of $57,000 received through the issuance of common stock.

We did not use any cash for discontinued financing activities in 2013 or 2012.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full description of our accounting policies as required by GAAP, refer to our consolidated financial statements for the year ended December 31, 2013, that are included in this Annual Report on Form 10-K. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are described in our consolidated financial statements for the year ended December 31, 2013.

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full description of our accounting policies as required by GAAP, refer to our consolidated financial statements for the year ended December 31, 2013, that are included in this Annual Report on Form 10-K. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are described in our consolidated financial statements for the year ended December 31, 2013.

Item 8.   Financial Statements and Supplementary Data

See the consolidated financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Martin Nielson.  Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are not effective, we are, however, still in the process of considering changes in our disclosure controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting During the quarter ended December 31, 2013, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited staff to carry out administrative duties: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We are taking steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we have begun the process of implementing the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

The company replaced its internal Chief Financial Officer (“CFO”) with a contract with The CFOSquad….

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

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors.

Name	Age	Office(s) Held

Martin Nielson	62	President, Chief Executive Officer and Director

Susan Johnson	66	Secretary and Treasurer

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

Susan Johnson    Ms. Johnson in addition to her being the Secretary/Treasurer of EWSI, currently is the President of CSJ Solutions, LLC, a company that assists new companies to incorporate in the various states and is resident agent for many of them in the State of Nevada.  Ms. Johnson has over 43 years of experience in the industry.   She worked at Language Access Network, Inc., a publicly traded company, as in-house paralegal from 2006 until 2008. Beginning March 2008, she began working at Capital City Energy Group, Inc. as a paralegal.  For the last 12 years, she has worked as a paralegal, specializing in corporate and securities work and has attended classes given by the SEC Institute in order to hone her skills in this area.   The many years that Ms. Johnson has spent in the corporate environment uniquely qualifies her to act as our Secretary and Treasurer.  She has worked for many different types of industries ranging from chemical companies to law offices.  The majority of her career in the last 20 years has been at a management level in all aspects including accounting, sales, marketing, as well as performing executive assistant duties to the CEO’s and Presidents of many of those companies.  Ms. Johnson attended Eastern Kentucky University, where she studied English Literature.  Ms. Johnson also attended Community College of Southern Nevada where she studied American Sign Language.

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

The table below summarizes all compensation earned by our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Martin Nielson President, Chief Executive Officer	2013 2012	372,969 372,969	0 0	0 0	0 0	0 0	0 0	0 0	372,969 372,939

Carolyne Susan Johnson Secretary/Treasurer	2013 2012	86,000 86,000	0 0	0 0	0 0	0 0	0 0	0 0	86,000 86,000

David Severson Interim Chief Financial Officer	2012	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  December 31, 2013, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

Beneficial owner	Number of shares beneficially owned (1)	Percent of Class (2)

Officers and Director

Martin Nielson	72,500,000	20.97%

Susan Johnson	3,237,073.009%

5% Shareholders	None

Total of Officers, Directors and 5% Shareholders	75,737,073	20.979%

(1)
Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2)	A total of 345,691,874 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

(3)	Mr. Severson resigned as Interim Chief Financial Officer in June, 2013

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described above and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since December 31, 2013 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31, 2013	Audit Services	Audit Related Fees	Tax Fees	Other Fees

2013		$$0	$0	$0

2012	$25,500	$0	$0	$0

Our Board has not adopted a procedure for pre-approval of all fees charged by our independent auditors.  The Board approves the engagement letter with respect to audit, tax, review services, and other services.

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F - 1	Report of Independent Registered Public Accounting Firm

F - 2	Report of Independent Registered Public Accounting Firm

F - 3	Consolidated Balance Sheets as of December 31, 2013 and 2012

F - 4	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012;

F- 5	Consolidated Statement of Stockholders’ Equity for period from inception to December 31, 2013;

F - 6	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012;

F - 7	Notes to Financial Statements

805 Third Avenue Suite 902 New York, New York 10022 212.838.5100 / Phone 212.838.2676 / Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
E-Waste Systems, Inc.

We have audited the accompanying consolidated balance sheet of E-Waste Systems, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Waste Systems, Inc. at December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained net losses from continuing operations of $7,196,469 for the year ended December 31, 2013 and has a working capital deficit of $3,253,407 and a stockholder’s deficit of $2,796,147. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
      RBSM LLP

April 15, 2014
New York, NY

New York, NY     Washington DC     Mumbai, India    San Francisco, CA    Beijing, China   Athens, Greece

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
E-Waste Systems, Inc.

We have audited the accompanying consolidated balance sheet of E-Waste Systems, Inc. as of December 31, 2012, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Waste Systems, Inc. as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler Gibb, LLC
     Sadler Gibb, LLC

Salt Lake City, UT
April 15, 2013

E-Waste Systems, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$145,778	$139
Restricted cash held in escrow	140,000	-
Accounts receivable, net	63,217	-
Related parties receivable	1,052	-
Inventory	5,752	-
Other current assets	3,833	-
Total Current Assets	359,632	139

Property and equipment, net	181,720	-
Security deposits	3,270	-
Intangible assets	324,011	-
Investments	285,573	-
TOTAL ASSETS	$1,154,206	$139

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$479,884	$339,684
Accrued expenses, related parties	1,320,918	1,247,355
Short-term notes payable	194,460	100,000
Short-term related party convertible notes payable, net	12,000	12,000
Short-term convertible notes payable, net	1,139,897	88,334
Derivative liability on short-term convertible notes payable	465,880	61,545
Total Current Liabilities	3,613,039	1,848,918

Long term portion of notes payable	85,908	-
Long term portion of convertible notes payable, net	251,406	177,187
TOTAL LIABILITIES	3,950,353	2,026,105

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized;
1,903 and 0 shares issued and outstanding, respectively	2	-
Preferred stock, Series B, $0.001 par value, 10,000,000 shares authorized;
195,000 and 0 shares issued and outstanding, respectively	195	-
Common stock, $0.001 par value, 490,000,000 shares authorized;
262,734,973 and 106,504,926 shares issued and outstanding, respectively	262,735	106,505
Additional paid-in capital	7,154,225	904,032
Accumulated deficit	(10,213,304)	(3,036,503)
TOTAL STOCKHOLDERS' DEFICIT	(2,796,147)	(2,025,966)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,154,206	$139

The accompanying notes are an integral part of these consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

NET REVENUES:
Product sales revenue	$490,798	$-
Service revenues	371,460	-
TOTAL REVENUES	862,258	-

Cost of sales	481,136	-

GROSS PROFIT	381,122	-

OPERATING EXPENSES
Officer and director compensation	629,142	770,890
Professional fees	3,515,263	498,555
Impairment in Goodwill related to debt purchase	781,170	-
Impairment in available for sale securities	1,445,000	-
General and administrative expenses	506,732	27,472
TOTAL OPERATING EXPENSES	6,877,307	1,296,917

LOSS FROM OPERATIONS	(6,496,185)	(1,296,917)

OTHER (EXPENSE) INCOME:
Interest expense, net	(297,922)	(59,228)
Other (expense) income	1,973	-
Derivative liability expense	(404,335)	430
Currency exchange gain	-	(27,203)
Loss on settlement of contingent consideration	-	(66,671)
TOTAL OTHER (EXPENSE) INCOME	(700,284)	(152,672)

Loss from Operations before Income Taxes	(7,196,469)	(1,449,589)
Provision for Income Taxes	-	-

NET LOSS FROM CONTINUING OPERATIONS	(7,196,469)	(1,449,589)

Gain from Discontinued Operations, net of Income Taxes	19,668	(81,705)
Loss on disposal of discontinued operations	-	(36,963)
NET LOSS	$(7,176,801)	$(1,568,257)

NET LOSS PER COMMON SHARE:
Basic and Diluted Loss per Share from Continuting Operations	$(0.04)	$(0.01)
Basic and Diluted Loss per Share from Discontinued Operations	$-	$-
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	186,871,248	102,267,174

The accompanying notes are an integral part of these consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2011	400	$1	-	-	100,764,624	$100,765	$213,706	$(1,468,246)	$(1,153,774)

Common stock issued for services	-	-	-	-	5,375,433	5,375	104,304	-	109,679

Common stock issued for conversion of debt	-	-	-	-	71,528	72	140,592	-	140,664

Common stock issued to settle contingent consideration	(400)	(1)	-	-	293,341	293	378,117	-	378,409

Capital contributions from a related party	-	-	-	-	-	-	42,000	-	42,000

Debt discounts recorded on convertible notes payable	-	-	-	-	-	-	25,313	-	25,313

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	(1,568,257)	(1,568,257)

Balances, December 31, 2012	-	-	-	-	106,504,926	106,505	904,032	(3,036,503)	(2,025,966)

Common stock issued for services and settlements of accounts payable	-	-	-	-	120,989,640	120,990	3,624,582	-	3,745,572

Common stock issued for cash	-	-	-	-	3,000,000	3,000	54,000	-	57,000

Common stock issued for investment in Go EZ Deals	-	-	-	-	3,500,000	3,500	254,800	-	258,300

Common stock issued for conversion of debt	-	-	-	-	26,554,618	26,554	265,532	-	292,086

Common stock issued for accrued interest	-	-	-	-	2,185,789	2,186	24,044	-	26,230

Preferred stock issued for investments and acquisition	1,903	2	-	-	-	-	1,520,953	-	1,520,955

Preferred stock issued for settlement of officers' compensation	-	-	195,000	195	-	-	194,805	-	195,000

Debt discounts recorded on convertible notes payable	-	-	-	-	-	-	212,659	-	212,659

Permanent equity in connection with convertible notes	-	-	-	-	-	-	98,818	-	98,818

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	(7,176,801)	(7,176,801)

Balances, December 31, 2013	1,903	$2	195,000	195	262,734,973	$262,735	$7,154,225	$(10,213,304)	$(2,796,147)

The accompanying notes are an integral part of these consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(7,196,469)	$(1,449,589)
Adjustment to reconcile net loss to net cash used in operating activities:
Bad debt provision	2,706	-
Depreciation expense	2,300	-
Amortization of intangible assets	43,187	-
Origination interest charge	10,556	31,528
Convertible notes payable executed for services	117,940	152,500
Impairment in Goodwill related to debt purchase	781,170	-
Amortization of debt discount	166,045	13,334
Change in derivative liability	404,335	(430)
Impairment in available for sale securities	1,445,000	-
Common stock issued for services	3,518,593	109,679
Loss on conversion of debt	66,932	-
Contributed capital	27,745	-
Currency translation loss	-	27,203
Loss on settlement of contingent considerations	-	66,672
Loss on disposal of discontinued operations	-	36,963
Contributed capital from related party	-	42,000
Changes in operating assets and liabilities:
Accounts receivable, net	(65,923)	-
Related parties receivable	(1,052)	-
Inventory	(5,752)	-
Other current assets	(3,833)	-
Accounts payable and accrued expenses	138,305	188,607
Accrued expenses, related parties	413,042	602,044

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(135,173)	(179,489)
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	19,668	41,865
NET CASH USED IN OPERATING ACTIVITIES	(115,505)	(137,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,652)	-
Payments towards security deposits	(3,270)	-
Payments towards intangible assets	(97,014)	-

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(103,936)	-
NET CASH USED IN INVESTING ACTIVITIES	(103,936)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	373,080	215,000
Principal payments towards convertible notes payable	(65,000)	-
Issuance of common stock for cash	57,000	-

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	365,080	215,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	365,080	215,000

Net increase in cash and cash equivalents	145,639	(6,354)

Cash and cash equivalents, beginning of year	139	6,493

Cash and cash equivalents, end of year	$145,778	$139

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$25,895	$4,897
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Issuance of preferred stock series B as payment towards accrued expenses, related parties	$195,000	$-
Issuance of preferred stock series A and common stock related to investment in GoEZ Deals, Inc.	$285,573	$-
Intangible assets from investment in Surf	$270,184	$-
Convertible notes payable executed for accounts payable and accrued expenses	$112,304	$-
Cash in escrow from convertible note payable	$140,000	$-
Equipment and financing assumed in acquisition of E-Waste of Cincinnati, Inc.	$180,368	$-
Conversions of convertible notes payable into shares of common stock	$158,223	$140,664
Issuance of common stock as payment towards accrued interest and accrued expenses, related parties	$253,208	$-
Debt discounts on convertible notes payable	$332,090	$25,313

The accompanying notes are an integral part of these consolidated financial statements

E-WASTE SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and December 31, 2012

NOTE 1 - BACKGROUND INFORMATION

Organization and Business

We were incorporated on December 19, 2008 in the State of Nevada.  Our wholly owned subsidiary, E-Waste Systems (UK) Ltd. was founded in January 2011 for the purpose of implementing our business strategy and has had limited operations. We acquired all of the issued and outstanding capital stock of EWSO on October 14, 2011. On September 20, 2012, certain of the assets and business of EWSO were physically transferred to Two Fat Greek, LLC.

Surf Investments, Ltd. (Surf)

On June 25, 2013, the Company entered into a binding agreement to acquire 100% of the shares of Surf Investments, Ltd, ("Surf") a California company in the mobile computing and e-waste recycling business. The Company acquired Surf because of it e-waste certifications in the state of California and the access to customers that will benefit the Company in expanding its sales and services. Consideration paid was the assumption of liabilities of $222,928 and the issuance of 223 shares of Series A Preferred Stock valued at $27,256 for a total consideration of $250,184. Results of operations are from the date of acquisition through the end of the period. Fair values of assets and liabilities acquired are estimates of management and the Company is currently in the process of obtaining a third-party valuation on such assets and liabilities.

E-Waste Systems Cincinnati Inc. (EWS-C)

E-Waste Systems Cincinnati Inc. (EWS-C) was formed as a wholly owned subsidiary on November 16, 2013 to acquire certain debt from Fifth Third Bank secured by the assets of WWS Associates d/b/a 2TRG.  The transaction for the purchase of the debt was concluded in December of 2013. Subsequent to the acquisition of the debt, the obligors surrendered the collateral to the company and EWS-C began operations with operations in Ohio and New York.

On March 26, 2013, EWSI entered into a set of agreements with XuFu (Shanghai) Co, Ltd, (“XuFu”) a company incorporated in the People’s Republic of China (“PRC”) and formerly known as Yazhuo.  The interests in XuFu were initially consolidated on the Company’s interim financial statements as a Variable Interest Entity (“VIE”) as of March 31, 2014, June 30, 2014 and September 30, 2014.  The Company has analyzed the controls and processes in place at XuFu and has concluded that consolidation is not proper.  To eliminate any doubt about the accounting treatment as of December 31, 2013, the Company’s Board of Directors has suspended the VIE.  Accordingly, the Company has not consolidated Xufu in the audited financial statements as of and for the year ended December 31, 2013.  The Company will follow guidance in accordance with ASC 250 “Accounting Changes and Error Corrections” and take the necessary action as soon as practicable with respect to its interim period financial statements.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $7,176,801 and $1,568,257 during the years ended December 31, 2013 and 2012, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of December 31, 2013 and operating expenses and capital expenditure requirements for at least twelve months from the consolidated balance sheet date. As of December 31, 2013 and 2012, the Company had working capital deficits of $3,253,407 and $1,848,779, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013, and for all periods presented herein, have been made.

Beneficial Conversion Feature

Costs incurred with parties who are providing financing, which include the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These discounts are generally amortized over the life of the related debt.  In certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds associated to the convertible instrument.  In such situations, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company evaluated the conversion option embedded in the Series A Preferred Stock and determined, in accordance with the provisions of these statements, that such conversion option does not meet the criteria requiring bifurcation of these instruments. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option embedded in the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the preferred shares. Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed in accordance with professional standards.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could require net cash settlement, then the contract shall be classified as an asset or a liability.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $145,778 and $139 at December 31, 2013 and 2012, respectively. (See Note 5 – Restricted Cash Held in Escrow)

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Commitments and Contingencies

The Company follows ASC 440, Commitments and ASC 450, Loss Contingencies, to report accounting for commitments and contingencies.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at December 31, 2013 and 2012.

Earnings per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

For the years ended December 31, 2013 and 2012, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company does not have any potentially dilutive instruments as of December 31, 2013 and, thus, anti-dilution issues are not applicable.

At December 31, 2013, there were no stock options.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and loans payable approximate their fair values because of the short maturity of these instruments. Loans payable are recorded at their issue value.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013 and December 31, 2012, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013	Level 1	Level 2	Level 3	Total Carrying Value

Stock warrant derivative liabilities	-	-	(465,880)	(465,880)
	$-	$-	$(465,880)	$(465,880)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012	Level 1	Level 2	Level 3	Total Carrying Value

Stock warrant derivative liabilities	-	-	(61,545)	(61,545)
	$-	$-	$(61,545)	$(61,545)

Property and Equipment

Property and equipment are stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.  Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.  Depreciation expense for the years ended December 31, 2013 and 2012 was $2,300 and $0, respectively.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ending December 31 2013 and 2012 are reflected in Note 8.

Stock Based Compensation

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Under our stock compensation plan (the “Stock Plan”) which is registered under Form S8, or through newly issued restricted common stock, we pay qualified contractors and advisors common shares in lieu of compensation for services provided including business development, management, technology development, consulting, legal services and accounting services

Share-based expense for the years ended December 31, 2013 and 2012 was $3,518,594 and $0, respectively.

Reclassifications

Certain balances in previously issued financial statements have been reclassified to be consistent with current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2013 include the accounts of the Company and its wholly-owned subsidiary, E-Waste Systems of Ohio, Inc., E-Waste Systems Cincinnati, Inc. (“EWS-C”), and Surf Investments, Ltd. (“Surf”). All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk

SURF

For the year ended December 31, 2013, Customer A accounted for 18.4% of the Surf’s net revenue. Customer B accounted for approximately 16.2% of Surf’s net revenue for the year ended December 31, 2013. Customer C accounted for approximately 16.2% of the Company’s net revenue and 54.7% of Surf’s total accounts receivable for the year ended December 31, 2013.  Customer D accounted for 10.8% of Surf’s total accounts receivable for the year ended December 31, 2013.

EWS-C

For the year ended December 31, 2013, Customer A accounted for 10.4% of EWS-C’s net revenue.   Customer B accounted for approximately 20.0% of EWS-C’s net revenue for the year ended December 31, 2013. Customer C accounted for approximately 16.5% of EWS-C’s net revenue and 25.0% of EWS-C’s accounts receivable for the year ended December 31, 2013.  Customer D accounted for 18.6% of EWS-C’s net revenue and 34.9% of EWS-C’s accounts receivable for the year ended December 31, 2013.

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers a number of factors, including historical losses, current receivables aging reports, the counter party’s current ability to pay its obligation to the Company, and existing industry. The Company reviews its allowances every month. Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability. During the years ended December 31, 2013 and 2012, $2,706 and $0 of receivables were charged off against the allowance, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

Revenue from Sales of Brand Licenses

During the year, the Company sold brand licenses to customers which allow the promotion of business under the E-Waste Systems brand names in selected jurisdictions. The license agreements call for an initial payment plus a percentage of revenues generated under the brand during term of the license agreement. The initial fees are booked to revenues of the Company in the period first sold. License fees earned from subsequent revenues of the licensee company are only booked later after periodic reviews.  The Company will recognize the licensing revenue when collected or when collectability is probable.

Segment Reporting

The Company generates  revenues from the following sources: (1) licensing of technology and management services in electronic waste disposal, development of ePlants and similar processes for electronic waste disposal systems in return for license, consulting and management fees; (2) operation of strategic business development projects and market development projects through the eVolve divisions for which the company obtains sales revenues and incurs day to day operational expenses including the cost of leases incurred through the activities, and (3) repair refurbishing and recycling of electronics for which the company receives revenues from disposal contracts, and fees for disposal plus revenues from the sale of reclaimed components or reclaimed materials such a gold, platinum and other precious metals obtained through recycling processes and incurs costs associated recycling activities.

Marketable Securities

The Company reports its investments in marketable securities under the provisions of ASC 320, Investments in Debt and Equity Securities. All the Company’s marketable securities are classified as “available for sale” securities, as the market value of the securities are readily determinable and the Company’s intention upon obtaining the securities was neither to sell them in the short term nor to hold them to maturity. Pursuant to ASC 320, securities which are classified as “available for sale” are recorded on the Company’s consolidated balance sheet at fair market value, with the resulting unrealized holding gains and losses excluded from earnings and reported as other comprehensive income until realized.

The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. Pursuant to ASC 320-5, other than temporary impairment losses are recorded as impairment expense in the statement of operations during the period in which the impairment is determined.  The Company recorded an impairment expense of $1,445,000 as of December 31, 2013.

Intangible Assets

Intangible assets are recorded at the costs associated with the asset. These assets are then amortized using the straight-line method over the remaining useful economic life of each asset type. At each consolidated balance sheet date, the unamortized capitalized cost of the each intangible asset will be compared to the net realizable value of that asset. If the unamortized capitalized cost exceeds the net realizable value, then the difference will be written down to the net realizable value. Intangible assets consist of customer lists and certification.  Amortization of intangible assets for year end December 31, 2013 was $43,187. The Company did not record an impairment expense as of December 31, 2013.

Cost Method Investments

Cost method investments are recorded at the costs associated with the investments in accordance with ASC 325-20. The costs are valued at the most readily available source of value with the various aspects of the transaction.  The investments are presented at the cost.  No returns are recorded on the investments unless dividends are received.

Capitalized Software Development Costs

The Company applies the provisions of ASC 985-20, which provides guidance on the recognition, presentation and disclosure of software development costs in financial statements. The costs associated with developing the software is capitalized and will be amortized using the straight-line method over the economic life of the software. At each consolidated balance sheet date, the unamortized capitalized cost of the software product will be compared to the net realizable value of that product. If the unamortized capitalized cost exceeds the net realizable value, then the difference will be written down to the net realizable value.

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

Property and equipment are recorded at historical cost less accumulated depreciation, unless impaired. Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line. Upon retirement or sale, the historical cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Automobiles and Equipment	5 years

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  At December 31, 2013, the Company recorded an impairment expense of $761,170 in relation to its debt purchase in December 2013.

Foreign Currency

Monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at period-end exchange rates.  Non-monetary assets and liabilities are translated at historical rates. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Income and expenses are translated at weighted average exchange rates for the period. Foreign currency transactions denominated in a currency other than the US Dollar, which is the Company’s functional currency, are included in determining net income for the period.

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

Stock-Based Compensation

Under our stock compensation plan (the “Stock Plan”) which is registered under Form S8, or through newly issued restricted common stock, we pay qualified contractors and advisors common shares in lieu of compensation for services provided including business development, management, technology development, consulting, legal services and accounting services.

Income Taxes

Deferred income tax assets as of December 31, 2013 of $1,300 resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

Year ended December 31,	2013	2012

Income tax benefit at Federal statutory rate of 44%	$(2,288,393)	$(500,368)
State Income tax benefit, net of Federal effect	(634,031)	(138,634)
Permanent and other differences	-	-

Change in valuation allowance	2,922,424	639,002
Total	$-	$-

Components of deferred tax assets were approximately as follows:

As at December 31,	2013	2012

Net operating loss	$10,213,000	$3,037,000
Asset impairment
Valuation allowance	(10,213,000)	(3,037,000)
Total	$-	$-

At December 31, 2013 the Company has available net operating losses of approximately $3,037,000 which may be carried forward to apply against future taxable income. These losses will expire in 2031. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

The provisions of ASC 740 require companies to recognize in their consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s consolidated financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2012 and may be subject to penalties for noncompliance. The Company has filed an extension for the 2013 filing.
Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4 – DISCONTINUED OPERATIONS

Disposition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.)

On September 20, 2012 the Company’s wholly owned subsidiary, E-Waste Systems (Ohio), Inc. completed the physical transfer of its business and its assets to a company controlled by a minority shareholder in the Company (“the purchaser”). In connection with this transfer the purchaser has agreed to assume payments on the lease on the premises at 1033 Brentnell Avenue, Columbus, Ohio, formerly held by the Company. The value of any consideration receivable arising from the sale, including any gain on disposal, has been fully impaired as its collection is uncertain.  Accordingly, all activity related to the disposal of our Ohio business has been classified as discontinued operations.

NOTE 5 – RESTRICTED CASH HELD IN ESCROW

On November 30, 2013 the Company entered into a Credit Agreement with TCA Global Credit Master Fund (“TCA”) for a loan of up to $5,000,000 with an initial draw of $1,000,000. At the initial funding of the first $1,000,000 on the TCA revolving credit facility, TCA held in reserve/escrow $140,000 pending completion of several post-closing matters.  Those funds have not yet been released.

As of December 31, 2013, the Company had a balance of $140,000 in escrow.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2013 and 2012:

	2013	2012

Equipment	$165,518	$-
Automobiles	20,926
Less: accumulated depreciation	(4,724)	-

Property and Equipment, Net	$181,720	$-

Depreciation expense for the year ended December 31, 2013 and 2012 was $2,300 and $0, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Transactions Involving Non-Officers and Directors

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $1,440 and $252 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $3,137 and $1,697 as of December 31, 2013 and 2012, respectively. The note has been extended and has a maturity date of October 28, 2014.

On May 1, 2013, the Company issued 1,500,000 shares of common stock to an employee for past obligations due.

During the year ended December 31, 2013, the Company had receivables from related parties totaling $1,052.  These receivables are expected to be paid back in full the subsequent months.

Transactions Involving Officers and Directors

During the year ended December 31, 2013, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer and Director at $0.008 per share for officer compensation of $8,000.  The Company also issued 10,000,000 shares of common stock to the Company’s Chief Executive Officer and Director at $0.0125 per share for accrued officer compensation of $125,000.  The Company also issued 1,800,000 shares of S-8 registered shares at $.0070 per share valued at $12,600 and 2,500,000 shares of S-8 registered shares at $.003315 per share valued at $8,288 for accrued officer compensation to the Company’s Chief Executive Officer and Director.  The Company also issued 195,000 shares of preferred stock series B at $1.00 per share for accrued officer compensation of $195,000 to the Company’s Chief Executive Officer and Director.  The Company also recorded $261,532 of additional officer compensation leaving an ending balance of $1,237,273 in accrued officer and director compensation at December 31, 2013.

NOTE 8 – NOTES AND LOANS PAYABLE

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $1,440 and $252 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $3,137 and $1,697 as of December 31, 2013 and 2012, respectively. The note has been extended and has a maturity date of October 28, 2014.

Effective February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14%, are unsecured and are due on demand. During the year ended December 31, 2013, the Company recognized $7,714 of interest expense on these notes payable leaving balances in accrued interest of $0 and $403, respectively as of December 31, 2013 and 2012.

Effective April 3, 2013 the Company entered into a settlement agreement with a note holder whereby the Company would pay interest to the note holder from inception of the two notes through and including May 31, 2013. Payment of the interest due of $13,653 was made in the form of 2,185,879 shares of Rule 144 Unrestricted common stock.

It was further agreed that the principal amount of the combined notes would be paid on a monthly basis in the amounts of $5,833 for the $35,000 Note, and $6,667 for the $40,000 Note. Interest will continue to accrue at the agreed upon 14% per annum on each note until the principal balance has been retired.  During the year ending December 31, 2013, the Company made three of the required aggregate monthly payments to the note holder in the form of the Company’s Unrestricted Common Stock. The aggregate payment for both notes for the month of May 2013 resulted in an issuance of 1,543,210 shares at a price per share of $0.0081. The aggregate payment for both notes for the month of June 2013 resulted in an issuance of 1,344,086 shares at a price per share of $0.0093.  The aggregate payment for both notes for the month of July 2013 resulted in an issuance of 828,912 shares at a price per share of $0.0151.

Effective November 1, 2013 the Company issued an aggregate of 1,253,117 shares of the Company’s unrestricted common stock as payment in full of the existing debt to this note holder as follows:  the Company issued 644,330 shares at a price of $0.0194 for the month of August; in addition, the Company issued 256,674 at a price of $0.0487 for the month of September and we also issued 352,113 at a price of $0.0355 for the month of October, 2013.  Upon receipt of all the shares listed in this paragraph, the note holder acknowledged that the principal amount of the note had been paid in full and requested that the interest payment in the form of stock also to be issued at this time.

Effective November 1, 2013, the Company issued 91,270 unrestricted shares, of the Company’s common stock at a price per share of $0.0355 to the note holder in order to satisfy all interest due on the Note.  The note holder is satisfied that this note is retired in its entirety.

Effective February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a Line of Credit. The funds were to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14% and is due on March 24, 2013. On April 22, 2013 the Company issued 1,029,479 shares of the Company’s common stock in payment of all interest from inception of the note through May 31, 2013. The note holder has agreed to accept no payment on the principal amount of the note for the present time, and interest will continue to accrue on the note beginning with June 1, 2013 through the time the note is completely retired. During the period ended December 31, 2013 the Company recognized $14,000 of interest expense and made no payments on this promissory note leaving a balance of $8,167 accrued interest of as of December 31, 2013.

Effective August 27, 2012, the Company executed a convertible promissory note in the principal sum of $150,000. The consideration to be provided by the note holder is no more than $135,000. A $13,500 (10%) original issue discount (“OID”) applies to the principal sum. The note holder made payments to the Company of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012, and $95,000 through the year ended December 31, 2013. The principal sum due to the note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees. The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The OID in respect of the consideration received on the date of execution equaled $4,445 for the year ended December 31, 2012, and $10,556 for the year ended December 31, 2013.

Effective February 28, 2013, the note holder elected to convert $7,350 of the principal balance into 1,500,000 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $3,625 to interest expense.

Effective March 20, 2013, the note holder elected to convert an additional $11,466 of the principal into 1,800,000 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $5,026 to interest expense.

Effective April 16, 2013, the note holder elected to convert $9,931 of the principal balance resulting in the issuance of 2,695,650 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $3,265 to interest expense.

Effective May 6, 2013, the note holder elected to convert $8,341 of the principal balance resulting in the issuance of 2,500,000 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $4,062 to interest expense.

Effective June 13, 2013, the note holder elected to convert $8,217 of the principal balance resulting in the issuance of 2,981,397 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $168 to interest expense.

Effective August 27, 2013, the note holder elected to convert $27,778 of the principal balance resulting in the issuance of 4,700,856 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $18,418 to interest expense.

The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $44,445 on the payment dates of the note for the year ended December 31, 2012, and $402,675 and $105,556 for the year ended December 31, 2013. As of December 31, 2013 and December 31, 2012, the Company had recognized amortization on debt discounts on these notes of $83,059 and $37,814, leaving unamortized debt discounts of $45,982 and $31,111, respectively. See Note 9 for treatment of derivative liability associated with convertible notes payable.

Subsequent to this, on March 26, 2014, the note holder indicated to the Company that they wished to convert the final amount of money owed on this loan in the amount of $24,444 into Unrestricted Rule 144 stock of the Company at a conversion price of $0.0100.  This conversion has taken place and the company issued 2,444,444 shares of Unrestricted Common Stock on March 28, 2014.  This loan is now considered to be paid in full.

Effective December 31, 2012, the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500. On the same date and under the same terms, the Company executed two other convertible notes payable with face values of $11,000 and $29,000 in exchange for services provided to the Company. The notes are unsecured, bear interest at 6% per annum and are due on December 31, 2015. The notes are also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with these convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $25,313. The discount will be amortized and recorded to the statement of operations over the stated term of the notes and is included within interest expense. As of December 31, 2013 and December 31, 2012, the Company had recognized amortization on the debt discounts on these note of $17,493 and $-0- of the total outstanding debt discounts leaving an unamortized debt discounts of $7,820 and $25,313, respectively.

Effective September 9, 2013, the note holder elected to convert $11,000 of the principal balance and accrued interest of $435 at $0.0064 per share into 1,786,641 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $1,114 to interest expense.

On January 18, 2013, the Company executed a convertible note payable with a face value of $41,557 in exchange for services provided to the Company. This note is unsecured, bears interest at 6% per annum and is due January 18, 2016. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debt was recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $41,557. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of December 31, 2013, the Company had recognized amortization on the debt discounts on this note of $13,170 of the total outstanding debt discounts leaving an unamortized debt discount $28,387.

Effective March 14, 2014 a settlement was reached with the note holder whereby his note was purchased by an unrelated third party.  This note has been retired in its entirety.

Effective February 8, 2013, the Company executed a convertible note payable with a face value of $162,500 in exchange for services provided to the Company in the amount of $115,400 and forgiveness of accounts payable of $47,060. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $162,500. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of December 31, 2013, the Company had recognized amortization on the debt discounts on this note of $48,379 of the total outstanding debt discounts leaving an unamortized debt discounts $114,121.

This note is unsecured, bears interest at 6% per annum and is due February 8, 2016. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.

Effective March 5, 2013, the Company executed a convertible note payable with a face value of $17,417 in exchange for services provided to the Company. This note is unsecured, bears interest at 6% per annum and is due March 5, 2016. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion. Effective March 14, 2014 a settlement was reached with the note holder whereby his note was purchased by an unrelated third party.  This note has been retired in its entirety.

The intrinsic value of the beneficial conversion features and the debt discounts associated with equity issued in connection with the convertible debts has been recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $15,371. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of December 31, 2013, the Company has amortized $6,177 of the total outstanding debt discounts leaving an unamortized debt discount of $11,240.

Effective June 3, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due June 2, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $60,352 and debt discount of $32,500 on the payment dates of the note for the period ended September 30, 2013.  As of December 31, 2013, the Company had recognized amortization on debt discounts on these notes of $32,500 leaving unamortized debt discounts of $0. See Note 9 for treatment of derivative liability associated with convertible notes payable. Subsequent to this on October 28, 2013, this note was paid in full by the company.

Effective July 15, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due April 17, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $12,258 and debt discount of $32,500 on the payment dates of the note.  As of December 31, 2013, the Company had recognized amortization on debt discounts on these notes of $32,500 leaving unamortized debt discounts of $0 See Note 9 for treatment of derivative liability associated with convertible notes payable. Subsequent to this, on December 31, 2013, this note was paid in full by the Company.

Effective August 27, 2013, the Company executed a convertible note payable with a face value of $27,500. This note is unsecured, bears interest at 8% per annum and is due May 29, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $55,751 and debt discount of $27,500 on the payment dates of the note for the period ended September 30, 2013.  As of December 31, 2013, the Company had recognized amortization on debt discounts on these notes of $12,600 leaving unamortized debt discounts of $14,900. See Note 9 for treatment of derivative liability associated with convertible notes payable.

Subsequently on March 10, 2014, this note was paid in full by the Company.

Subsequently on March 10, 2014, this note was paid in full by the Company.

On June 25, 2013, the Company assumed loans payable with the acquisition of Surf in the amount of $222,928. These loans are non-interest bearing and due upon demand.  Of the total amount of these loans, on the consolidated balance sheet, $82,500 is classified in accrued expenses, related party, and $140,428 is classified in accounts payable and accrued expenses.

In connection with its acquisition of EWS-C, the Company assumed five financing agreements that comprise all the equipment listed in EWS-C.  The total value of these notes is $180,368. The original terms of these notes consist of a term of 60 months, with interest rates ranging from 4.60% to 9.24%, due dates of May 1, 2015, May 27, 2015, September 30, 2015, June 14, 2016, and October 1, 2016, and total payments ranging from $282 to $3,414.  Of the total balance of these notes, $94,460 is deemed to be the short term portion and is included in short-term notes payable on the consolidated balance sheet.

Effective October 1, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due June 2, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55%. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $25,339 on the payment dates of the note for the period ended December 31, 2013.  See Note 9 for treatment of derivative liability associated with convertible notes payable.

Effective December 9, 2013, the Company executed a convertible note payable with a face value of $63,000. This note is unsecured, bears interest at 8% per annum and is due September 9, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55%. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $75,362 on the payment dates of the note for the period ended December 31, 2013.   See Note 9 for treatment of derivative liability associated with convertible notes payable.

On November 30, 2013 the Company entered into a Credit Agreement with TCA Global Credit Master Fund for a loan of up to $5.0 Million with an initial draw of $1.0 Million. At the initial funding of the first $1.0 Million on the TCA revolving credit facility, TCA held in reserve/escrow $160,000 pending completion of several post-closing matters.  Those funds have not yet been released.  The debt is secured by assets of the company and its subsidiaries Surf and e-Waste Systems Cincinnati, Inc. and e-Waste Systems Ohio, Inc.  Interest accrues at the rate of 16.5% per annum, calculated on the actual number of days elapsed over a 360-day year.  Provisions for a Reserve of 15% there is a mandatory repayment of not less than 15% of the gross revenues.  At the present time, this loan is in default.  The Company recorded initial derivative liabilities of $46,027 on the payment dates of the note for the period ended December 31, 2013.  See Note 9 for treatment of derivative liability associated with convertible notes payable.

The components of notes payable are summarized in the table below:

	December 31, 2013	December 31, 2012

Convertible note payable to a related party, bearing interest at 12%, unsecured, due on October 28, 2012 (note is in default)	$12,000	$12,000
Notes payable to an unrelated party, bearing interest at 14%, unsecured, due on demand	-	75,000
Note payable to an unrelated party, bearing interest at 14%, unsecured, due on March 24, 2013 (note is in default)	100,000	100,000
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on June 12, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 14, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on September 26, 2014	22,222	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 27, 2013 and due on October 10, 2013.	-	44,445
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, due on May 29, 2014	27,500	-
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, April 14, 2014	32,500	-
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, September 9, 2014	63,000	-
Convertible note payable to an unrelated party, bearing interest at 16.5%, unsecured June 6, 2014	1,000,000	-
Short term portion of EWS-C notes payable	94,460	-
Discounts on short-term convertible notes payable	(60,881))	(31,111)
Total short-term debt	$1,346,357	$200,334

Derivative liability on short-term convertible notes	$465,880	$61,545

Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	$-	$11,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	29,000	29,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	162,500	162,500
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on January 18, 2016	41,557	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on February 8, 2016	162,500	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on March 5, 2016	17,417	-
Long term portion of EWS-C notes payable	85,908	-
Discounts on long term portion of convertible notes payable	(161,568)	(25,313)
Total long-term debt	$337,314	$177,187

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

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of 0.75 to 1.00 year, average risk free rates over between 0.11 and 0.18 percent, and annualized volatility of between 5 and 230 percent to record derivative liabilities of $752,749. At December 31, 2012, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.65 and 0.78 years, risk free rate of 0.16 percent, and annualized volatility of between 234 and 251 percent and determined that, during the year ended December 31, 2012, the Company’s derivative liability decreased by $2,899 to $61,545. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation in the statement of operations.

At December 31, 2013, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.29 and 0.70 years, a risk free rate of 0.13%, and annualized volatility of 232.29% and determined that, during the year ended December 31, 2013, the Company’s derivative liability increased by $404,335 to $465,880. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As of the date of this filing, the Company is not aware of any current or pending legal actions expected to have a material impact.

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

Effective February 12, 2013 the Company entered into a Lease Agreement with Evotech Capital Ltd in a commercial building in Shanghai, China. The term of the lease runs from February 12, 2013 through February 12, 2015. The terms of the lease calls for the Company to issue Evotech Capital 250,000 shares of common stock within 180 days of the beginning of the lease term. This represents the only payment required during the term of the lease. The Company has not issued those shares.

Effective February 6, 2014, EWSI’s wholly owned subsidiary e-Waste Systems Cincinnati, Inc. entered into a lease with DTC Northwest OH LLC, a Delaware limited liability company for its newly operational Cincinnati, Ohio facility.   The building is approximately 126,500 square foot of warehouse building located at 12075 Northwest Blvd., Springdale, OH 45246.  The monthly rent for this facility for Month 1 through 12 of the first year will be $11,916.  The monthly rent for the facility for Month 1 through 12 of the second year will be $12,274.   The monthly rent for the facility for Month 1 through 12 of the third year will be $12,642.

Operating Leases

The Company has entered into three operating agreements to operate businesses on behalf of property and business owners. The agreements require facility and equipment payments and personnel payments along with other possible payments in the course of operating these businesses. These agreements are on a quarter-to-quarter basis and can be terminated upon agreement of both parties.

Contingent Consideration

In connection with the acquisition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.), this was disclosed in our annual filing with the SEC on Form 10-K, filed April 16, 2013 and incorporated by reference herein.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 200,000 shares set aside as Series A Convertible Preferred Stock with a par value of $0.001.  As of December 31, 2013, and 2012, there were 1,903 and 0 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

The Series A Preferred Shares have the following provisions:

Dividends
Series A convertible preferred stockholders’ are entitled to receive dividends when declared. As of December 31, 2013 and December 31, 2012 no dividends have been declared or paid.

Liquidation Preferences
In the event of liquidation, following the sale or disposition of all or substantially all of the Company’s assets, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the common stock by reason of their ownership thereof, an amount equal to $1,000 per share.

Voting Rights
Each holder of shares of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which the preferred shares are convertible.

Conversion
Each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock which is equal to $1,100 divided by the greater of (i) $0.001 or (ii) 90 percent of the volume weighted average closing price for the Company’s common stock during the ten trading days immediately prior to conversion.

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

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 500,000 shares set aside as Series B Convertible Preferred Stock with a par value of $0.001.  As of December 31, 2013, and December 31, 2012, there were 195,000 and 0 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

The Series B Preferred Shares have the following provisions:

Dividends
Initially, there will be no dividends due or payable on the Series B Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

Liquidation Preferences
If, upon the occurrence of a Liquidation Event, the assets and funds available for distribution among the Holders of the Series B Preferred Stock and Holders of Pari Passu Securities shall be insufficient to permit the payment to such holders of the preferential amounts payable thereon, then the entire assets and funds of the Corporation legally available for distribution to the Series B Preferred Stock and the Pari Passu Securities shall be distributed ratably among such shares in proportion to the ratio that the Liquidation Preference payable on each such share bears to the aggregate Liquidation Preference payable on all such shares.Voting Rights
Each holder of shares of the Series B Preferred Stock is entitled to 1,000 votes per share held.

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

Preferred Stock Activity for the year ended December 31, 2013

Effective February 6, 2013, as part of a master license agreement signed with an unrelated third party, the Company issued 650 shares of Series A and in exchange received marketable securities valued at $730,000. The fair value of the preferred stock transferred was based on the trading price on the date of transfer of the marketable securities into which the shares received may be converted based on the conversion terms of the preferred stock. During the period ended December 31, 2013, no unrealized gains or losses were recorded with respect to the preferred shares, and the Company recognized a full impairment of this value of $730,000.

On June 24, 2013, the Company issued 223 shares of Series A Preferred Stock valued at $27,256 and assumed liabilities of $222,928 in the acquisition of a subsidiary.

Effective September 3, 2013, the Company entered into a subscription agreement with an unrelated third party to issue 800 shares of Series A Preferred Shares. The transaction has been recorded at a value of $88,000, which was based on the trading price on date of transfer of the marketable securities into which the share received may be converted based on the conversion terms of the preferred stock and is currently recorded as a subscription receivable on the Company’s consolidated balance sheet.  The Company received marketable securities valued at $715,000 in satisfaction of the subscription receivable. The fair value of the preferred stock transferred was based on the trading price on the date of transfer of the marketable securities into which the shares received may be converted based on the conversion terms of the preferred stock. During the year ended December 31, 2013, no unrealized gains or losses were recorded with respect to the preferred shares, and the Company recognized a full impairment of this value of $715,000.

On August 21, 2013, the Company issued 20,000 shares of Series B Preferred Stock valued at $20,000 or accrued officer compensation to the Company’s Chief Executive Officer and Director.

On September 3, 2013, the Company issued 230 shares of Series A Preferred Stock valued at $27,273 in the acquisition of a cost investment.

On September 6, 2013, the Company issued 175,000 in Series B Preferred Stock valued at $175,000 for accrued officer compensation to the Company’s Chief Executive Officer and Director.

Common Stock

The Company’s board of directors and majority shareholder approved an amendment to the Articles of Incorporation for the purpose of increasing the authorized common stock from 190,000,000 shares to 490,000,000 shares. The Company’s authorized shares of preferred stock were not affected in this corporate action. As of December 31, 2013 and December 31, 2012, there were 262,734,973 and 106,504,926 shares of common stock issued and outstanding, respectively.

Subsequent to this, the Company’s board of directors, according to the Bylaws of the Company and the State of Nevada revised statutes, approved an amendment to the Articles of Incorporation for the purpose of increasing the authorized common stock from 490,000,000 shares of common stock to 790,000,000 shares of common stock.  The Company’s authorized shares of preferred stock were not affected in this corporate action.  As of December 31, 2013 there were 261,896,442 shares of common stock issued and outstanding respectively.

Common Stock Activity for the year ended December 31, 2013

During the year ended December 31, 2013, the Company issued 105,698,291 shares of common stock at prices ranging from $0.006 to $0.0899 per share for services valued at $3,518,594. The value of the shares issued for services was based on the trading price of the Company’s common stock on the date of issuance.

During the year ended December 31, 2013, the Company issued 44,031,756 shares of common stock at $0.003315 to $0.067 per share for settlement of all accounts payable, accrued expense, accrued interest and debt transactions valued at $545,294. The value of shares issued for settlement of debt was based on the trading price of the Company’s common stock on the date of issuance or the face value of the debt extinguished.

During the year ended December 31, 2013, the Company recorded $212,659 to additional paid-in capital for debt discounts recorded on convertible notes payable, and $98,818 as permanent equity in connection with convertible notes.

On September 3, 2013, the Company issued 3,500,000 shares of common stock at $0.0738 per share valued at $258,300 in the acquisition of a minority interest in a cost investment.

During the year ended December 31, 2013, the Company issued 3,000,000 shares of common stock for cash to an unrelated party at $0.0190 per share valued at $57,000.

NOTE 12 – COST METHOD INVESTMENT

GoEz Deals, Inc. (GED)

On August 9, 2013, the Company entered into a binding agreement to acquire 7% of the shares of GoEz Deals, Inc., ("GED") a California company in the mobile computing and e-waste recycling business. The Company acquired GED because of it e-waste certifications in the state of California and the access to customers that will benefit the Company in expanding its sales and services. Consideration paid was the issuance of 230 shares of Series A Preferred Stock valued at $27,273 and the issuance of 3,500,000 shares of common stock at $0.0738 per share valued at $258,300 for a total consideration of $285,573. The investment is recorded at the cost of the investment.  Additional agreements for lease of properties and assets and operation of the business were entered into effective July 1, 2013.

NOTE 13 - SUBSEQUENT EVENTS

On February 6, 2014 the Company entered into a promissory note in the amount of $500,000 wherein the Company can elect to take certain amounts against the aggregate amount of $500,000 at their discretion.  Any amount taken by the Company as a draw down against the aggregate amount of the loan, can convert any unpaid balance to the Company’s Rule 144 unrestricted common stock after 180 days have passed.  Subsequent to this note being executed, the Company elected to effect a drawdown of money in the amount of $1,000.

On March 25, 2014 the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $50,000 which carries an interest rate of 12% per annum.  This note will mature in March, 2015.  The issuer of the Note can convert unpaid portions of this Note any time after September 25, 2014.

On March 7, 2014 the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $60,000 with an interest rate of 8% per annum.  This note will mature on February 28, 2015.  The note holder can convert any unpaid balance only after the note has reached its’ maturity date.

On March 7, 2014 the Company entered into a Convertible Promissory Note with an additional unrelated third party in the amount of $60,000 with an interest rate of 8% per annum.  This note will mature on March 7, 2015.  The note holder can convert any unpaid balance only after the note has reached its maturity date.

On March 7, 2014 the Company entered into a Convertible Promissory note in the amount of $100,000 that carries an interest rate of 8% per annum.  This note will mature on September 7, 2014 and note holder can convert to the Company’s common stock any time after the maturity date.

On March 13, 2014 the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $50,000 with an interest rate of 8% per annum.  This note will mature on March 13, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.  This Note also contains a Back End note for $50,000wherein note holder can convert to the Company’s common stock after 180 days and after full cash payment has been made for the convertible shares thereunder.

On March 21, 2014 the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $50,000 with an interest rate of 8% per annum.  This note will mature on March 31, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.

On March 20, 2014 the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $84,000 with an interest rate of 8% per annum.  This note will mature on March 20, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.  On March 20, 2014, we also entered into a Back End Convertible Note with this Note Holder for $84,000.  This note has an interest rate of 8% per annum and will mature on March 20, 2015.  On March 20, 2014 we also entered into a Collateralized Secured Promissory Back End Note with the same note holder in the amount of $84,000 with a Maturity date of November 20, 2104.  The Back End Note and the Collateralized Secured Promissory Note can be offset against one another if the third party does not fund the Back End Note.

On April 4, 2014 the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $55,000 with an interest rate of 8% per annum.  This note will mature on April 4, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.

On April 7, 2014 the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $40,000 with an interest rate of 8% per annum.  This note will mature on April 7, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.

Subsequent to December 31, 2013, the Company issued 82,956,906 shares of common stock, and 3,947 shares of Series A Preferred Stock for various services rendered and conversions of debt.

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
Martin Nielson, Chief Executive Officer, Director (Principal Executive Officer)

E-WASTE SYSTEMS, INC.

EXHIBIT INDEX
TO
2013 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

3.2	Articles of Amendment to the Restated Articles of Incorporation of E-Waste Systems, Inc.	Exhibit 3.1 of the Company’s Form 8-K dated January 25, 2013.

3.3	By-laws of E-Waste Systems, Inc., as amended	Exhibit 3.2 of the Company’s Form S-1 filed on April 1, 2010

20.1	Modified Business Plan Summary of E-Waste Systems, Inc.	Exhibit 20.1 of the Company’s Form 8K Report dated January 19, 2013

31.1	Certificate of Martin Nielson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certificate of Martin Nielson, Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certificate of Martin Nielson, Chief Executive Officer, and Martin Nielson, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS ±	XBRL Instance Document		X

101.SCH ±	XBRL Taxonomy Extension Schema Document		X

101.CAL ±	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF ±	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB ±	XBRL Extension LAbels Linkbase Document		X

101.PRE ±	XBRL Taxonomy Extension Presentation Linkbase Document		X

*	Filed as an exhibit to the original Form 10-K for the year ended December 31, 2013, filed April 15, 2013.
+
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.