Form 10-K/A
period 2013-12-31
EWaste Systems, Inc.
filed 2014-04-21
CIK 1488309

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

Explanatory Note

The purpose of this Amendment No. 1 to E-Waste Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission on April 15, 2014, is to furnish Amended Exhibits 101 to the Form 10-K in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-K also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A, Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

E-WASTE SYSTEMS, INC.,
a Nevada corporation

By: /s/  Martin Nielson
              Martin Nielson, Chief Executive Officer

Date:    April 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Martin Nielson	April 21, 2014
Martin Nielson, Chief Executive Officer, Director (Principal Executive Officer)

E-WASTE SYSTEMS, INC.

EXHIBIT INDEX
TO
2013 ANNUAL REPORT ON FORM 10-K/A

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

3.2	Articles of Amendment to the Restated Articles of Incorporation of E-Waste Systems, Inc.	Exhibit 3.1 of the Company’s Form 8-K dated January 25, 2013.

3.3	By-laws of E-Waste Systems, Inc., as amended	Exhibit 3.2 of the Company’s Form S-1 filed on April 1, 2010

20.1	Modified Business Plan Summary of E-Waste Systems, Inc.	Exhibit 20.1 of the Company’s Form 8K Report dated January 19, 2013

31.1 *	Certificate of Martin Nielson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certificate of Martin Nielson, Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certificate of Martin Nielson, Chief Executive Officer, and Martin Nielson, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document		X

101.SCH †	XBRL Taxonomy Extension Schema Document		X

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB †	XBRL Extension Labels Linkbase Document		X

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document		X

*	Filed as an exhibit to the original Form 10-K for the year ended December 31, 2013, filed April 15, 2013.
†
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.