Form 10-Q
period 2014-03-31
EWaste Systems, Inc.
filed 2014-05-20
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2014

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-54657

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 9, 2014, there were 394,893,241 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are comprised of the following:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013

F-2	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013 (restated)

F-3	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 (restated)

F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

E-Waste Systems, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$216,617	$145,778
Restricted cash held in escrow	140,000	140,000
Accounts receivable, net	252,076	63,217
Related parties receivable	-	1,052
Inventory	5,752	5,752
Deferred financing costs	39,993	-
Other current assets	191	3,833
Total Current Assets	654,629	359,632

Property and equipment, net	280,559	181,720
Security deposits	108,462	3,270
Intangible assets	302,417	324,011
Investments	285,573	285,573
TOTAL ASSETS	$1,631,640	$1,154,206

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$753,991	$479,884
Accrued expenses, related parties	1,432,847	1,320,918
Due to related parties	4,948	-
Due to others	8,985	-
Short-term notes payable	185,027	194,460
Short-term related party convertible notes payable, net	12,000	12,000
Short-term convertible notes payable, net	1,834,837	1,139,897
Derivative liability on short-term convertible notes payable	1,682,387	465,880
Total Current Liabilities	5,915,022	3,613,039

Deferred rent	2,023	-
Long term portion of notes payable	65,269	85,908
Long term portion of convertible notes payable, net	251,406	251,406
TOTAL LIABILITIES	6,233,720	3,950,353

STOCKHOLDERS' DEFICIT:
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized;
5,891 and 1,903 shares issued and outstanding, respectively	6	2
Preferred stock, Series B, $0.001 par value, 10,000,000 shares authorized;
195,000 and 195,000 shares issued and outstanding, respectively	195	195
Common stock, $0.001 par value, 800,000,000 shares authorized;
344,727,085 and 262,734,973 shares issued and outstanding, respectively	344,727	262,735
Additional paid-in capital	11,783,604	7,154,225
Accumulated deficit	(16,730,612)	(10,213,304)
TOTAL STOCKHOLDERS' DEFICIT	(4,602,080)	(2,796,147)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,631,640	$1,154,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
		(Restated)
NET REVENUES:
Product sales revenue	$219,853	$-
Service revenues	289,203	-
TOTAL REVENUES	509,056	-

Cost of sales	312,508	-

GROSS PROFIT	196,548	-

OPERATING EXPENSES
Officer and director compensation	91,035	131,622
Professional fees	3,397,436	449,167
Financing costs	163,697	-
Stock based compensation	938,509	-
General and administrative expenses	626,124	19,075
TOTAL OPERATING EXPENSES	5,216,801	599,864

LOSS FROM OPERATIONS	(5,020,253)	(599,864)

OTHER (EXPENSE) INCOME:
Interest expense, net	(196,066)	(114,711)
Change in derivative liability	(1,216,507)	3,525
Currency exchange gain	-	5,149
TOTAL OTHER (EXPENSE) INCOME	(1,412,573)	(106,037)

Loss from Operations before Income Taxes	(6,432,826)	(705,901)
Provision for Income Taxes	-	-

NET LOSS FROM CONTINUING OPERATIONS	(6,432,826)	(705,901)

Loss from Discontinued Operations, net of Income Taxes	(84,482)	(5,254)

NET LOSS	$(6,517,308)	$(711,155)

NET LOSS PER COMMON SHARE:
Basic and Diluted Loss per Share from Continuing Operations	$(0.02)	$(0.01)
Basic and Diluted Loss per Share from Discontinued Operations	$-	$-
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	302,733,982	123,153,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(6,432,826)	$(705,901)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	4,007	-
Depreciation expense	12,193	-
Amortization of intangible assets	21,594	-
Origination interest charge	6,000	76,195
Convertible notes payable executed for services	18,045	17,417
Amortization of debt discount	118,285	25,918
Change in derivative liability	1,216,507	(3,525)
Common stock issued for services	630,984	293,634
Stock based compensation	938,510	-
Loss on conversion of debt	3,912	-
Preferred stock issued for services	2,817,100	-
Currency translation effect	-	(5,149)
Changes in operating assets and liabilities:
Accounts receivable, net	(188,859)	-
Related parties receivable	1,052	-
Other current assets	3,642	-
Accounts payable and accrued expenses	360,150	147,278
Accrued expenses, related parties	119,890	123,176
Deferred rent	2,023	-

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(347,791)	(30,957)
NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES	(84,482)	(5,254)
NET CASH USED IN OPERATING ACTIVITIES	(432,273)	(36,211)

CASH FLOWS FROM INVESTING ACTIVITIES:		-
Purchase of equipment	(111,032)	-
Payments towards security deposits	(105,192)	-

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(216,224)	-
NET CASH USED IN INVESTING ACTIVITIES	(216,224)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	609,975	-
Proceeds from notes payable	-	25,000
Principal payments towards convertible notes payable	(27,500)	-
Principal payments towards notes payable	(30,072)	-
Advances from related parties	4,948	-
Advances from others	8,985	-
Issuance of common stock for cash	153,000	-

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	719,336	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	719,336	25,000

Effects of exchange rates on cash	-	22,242

Net increase in cash and cash equivalents	70,839	11,031

Cash and cash equivalents, beginning of period	145,778	139

Cash and cash equivalents, end of period	$216,617	$11,170

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$14,847	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Deferred financing costs associated with convertible notes payable issuances	$44,000	$-
Conversions of convertible notes payable and accrued interest into shares of common stock	$81,644	$252,123
Issuance of common stock as payment towards accrued expenses	$27,838	$-
Conversion of preferred Series A stock into common stock	$14,877	$-
Issuance of preferred Series A stock for payment of accrued expenses, related parties	$7,961	$-
Issuance of preferred Series A stock for payment of accounts payable and accrued expenses	$50,428	$-
Accrued interest added to principal in connection with assignments of convertible notes payable between third parties	$3,913	$-
Debt discounts on convertible notes payable	$-	$247,545
Preferred stock issued for marketable securities	$-	$730,000
Preferred stock issued for acquisition of subsidiary	$-	$27,256
Common stock issued for intangible assets	$-	$77,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

E-WASTE SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 2 - GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $6,517,308 and $711,155 during the three months ended March 31, 2014 and 2013, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of March 31, 2014, and operating expenses and capital expenditure requirements for at least twelve months from the consolidated balance sheet date. As of March 31, 2014 and December 31, 2013, the Company had working capital deficits of $5,260,393 and $3,253,407, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RESTATEMENT

On March 26, 2013, EWSI entered into a set of agreements with XuFu (Shanghai) Co, Ltd, (“XuFu”) a company incorporated in the People’s Republic of China (“PRC”) and formerly known as Yazhuo.  The interests in XuFu were initially consolidated on the Company’s interim financial statements as a Variable Interest Entity (“VIE”) as of March 31, 2013, June 30, 2013 and September 30, 2013.   Upon further analysis, prior to filing its 10-K for the year ended December 31, 2013, the Company concluded that consolidation was not proper.  Accordingly, the Company has not consolidated Xufu in the quarterly statements for the three months ended March 31, 2014 and 2013.

The following represents the changes to the restated condensed consolidated financial statements as of and for the three months ended March 31, 2014:

Consolidated Balance Sheets

	Restated	Amended
	March 31, 2013	March 31, 2013	Differences
ASSETS
Current Assets
Cash	$9,690	$25,107	$(15,417)
Accounts receivable	-	4,009	(4,009)
License fee receivable	-	75,000	(75,000)
Marketable securities, available-for-sale	730,000	880,000	(150,000)
Total Current Assets	739,690	984,116	(244,426)

Total Assets	$739,690	$984,116	$(244,426)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$288,328	$307,876	$(19,548)
Accounts payable - related party	1,240,380	1,240,380	-
Short-term notes payable	175,000	175,000	-
Short-term related party convertible notes payable, net	12,000	12,000	-
Short-term convertible notes payable, net	13,158	13,158	-
Derivative liability on short-term convertible notes payable	54,239	54,239	-
Total Current Liabilities	1,783,105	1,802,653	(19,548)

Long-Term Liabilities
Long-term convertible notes payable, net	138,187	138,187	-
Derivative liability on long-term convertible notes	62,111	62,111	-
Total Long-Term Liabilities	200,298	200,298	-
Total Liabilities	1,983,403	2,002,951	(19,548)

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 800 and 0 shares issued and outstanding, respectively	1	1	-
Common stock, $0.001 par value; 490,000,000 shares authorized, 146,823,587 and 106,504,926 shares issued and outstanding, respectively	146,825	146,825	-
Additional paid-in capital	2,357,119	2,357,119	-
Accumulated other comprehensive income	-	62	(62)
Accumulated deficit	(3,747,658)	(3,522,842)	(224,816)
Total Stockholders' Deficiency	(1,243,713)	(1,018,835)	(224,878)

Total Liabilities and Stockholders' Deficiency	$739,690	$984,116	$(244,426)

Consolidated Statements of Operations
(Unaudited)

	Restated	Amended
	March 31, 2013	March 31, 2013	Differences

Product sales revenue	$-	$4,001	$(4,001)
Revenues from license fees	-	225,000	(225,000)
Total Revenues	-	229,001	(229,001)

Cost of goods sold	-	3,801	(3,801)
Gross Margin	-	225,200	(252,200)

Operating Expenses
Officer and director compensation	131,622	131,622	-
Professional fees	449,167	449,167	-
General and administrative	19,075	21,261	(2,186)
Total Operating Expenses	599,864	602,050	(2,186)

Loss from Operations	(599,864)	(376,850)	(223,014)

Other Income/(Expenses)
Interest expense	(114,711)	(118,163)	3,452
Gain on derivative liability	3,525	3,525	-
Currency exchange gain	5,149	5,149	-
Total Other Income/(Expenses)	(106,037)	(109,489)	3,452

Loss from Operations before Income Taxes	(705,901)	(486,339)	(219,562)
Provision for Income Taxes	-	-	-

Net Loss from Continuing Operations	(705,901)	(486,339)	(219,562)
Loss from Discontinued Operations, net of Income Taxes	(5,254)	-	(5,254)
Net Loss	$(711,155)	$(486,339)	$(224,816)

Other Comprehensive Income
Foreign currency translation adjustments	-	-	-
Total Other Comprehensive Income	$(711,155)	$(486,339)	$(224,816)

Basic and Diluted Loss per Share from Continuing Operations	$(0.01)	$(0.00)	$(0.01)
Basic and Diluted loss per Share from Discontinued Operations	$-	$-	$-
Net loss per share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	123,153,590	123,153,590	-

Consolidated Statements of Cash Flows
(Unaudited)

	Restated	Amended
	March 31, 2013	March 31, 2013	Differences

Cash Flows From Operating Activities:
Net Loss	$(705,901)	$(486,339)	$(219,562)
Adjustments to reconcile net loss to net cash used in operations
Currency translation gain	(5,149)	(5,149)	-
Amortization of debt discounts	25,918	25,918	-
Origination interest on derivative liability	76,195	76,195	-
Change in derivative liability	(3,525)	(3,525)	-
Debt issued for services	17,417	17,417	-
Common stock issued for services	293,634	293,634	-
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts and other receivables	-	(4,009)	4,009
(Increase)/Decrease in license fees receivable	-	(225,000)	(225,000)
Increase/(Decrease) in accounts payable and accrued expenses	147,278	166,826	(19,548)
Increase/(Decrease) in accrued expenses - related party	123,176	123,176	-
Net Cash Used In Continuing Operating Activities	(30,957)	(20,856)	(10,101)
Net Cash Provided by Discontinued Operating Activities	(5,254)	-	(5,254)
Net Cash Used in Operating Activities	(36,211)	(20,856)	(15,355)

Cash Flows From Financing Activities:
Proceeds from notes payable	25,000	25,000	-
Net Cash Provided by Continuing Financing Activities	25,000	25,000	-
Net Cash Provided by Discontinued Financing Activities	-	-	-
Net Cash Provided by Financing Activities	25,000	25,000	-

Effects of exchange rates on cash	22,242	22,304	(62)

Net Increase / (Decrease) in Cash	11,031	26,448	(15,417)
Cash at Beginning of Period	139	139	-

Cash at End of Period	$11,170	$26,587	$(15,417)

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discounts on convertible notes payable	$247,545	$247,545	$-
Preferred stock issued for marketable securities	$730,000	$730,000	$-
Preferred stock issued for acquisition of subsidiary	$27,256	$27,256	$-
Common stock issued for intangible assets	$77,185	$77,185	$-
Common stock issued for conversion of debt	$252,123	$252,123	$-

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $216,617 and $145,778 at March 31, 2014 and December 31, 2013, respectively. See Note 6 – Restricted Cash Held in Escrow

Cash Flows Reporting

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

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at March 31, 2014 and 2013.

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

For the three months ended March 31, 2014 and 2013, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company does not have any potentially dilutive instruments as of March 31, 2014 and, thus, anti-dilution issues are not applicable.

At March 31, 2014, there were no stock options.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2014 and December 31, 2013, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2014	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(1,682,387)	$(1,682,387)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(465,880)	$(465,880)

Property and Equipment

Property and equipment are stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.  Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.  Depreciation expense for the three months ended March 31, 2014 and 2013 was $12,193 and $0, respectively.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the three month periods ending March 31, 2013 and 2014 are reflected in Note 9.

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

Under our stock compensation plan (the “Stock Plan”) which is registered under Form S8, or through newly issued restricted common stock, we pay qualified contractors and advisors common shares in lieu of compensation for services provided including business development, management, technology development, consulting, legal services and accounting services

Share-based expense for the three months ended March 31, 2014 and 2013 was $938,509 and $0, respectively.

Reclassifications

Certain balances in previously issued financial statements have been reclassified to be consistent with current period presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2014, include the accounts of the Company and its wholly-owned subsidiary E-Waste Systems Cincinnati, Inc. (“EWS-C”), and Surf Investments, Ltd. (“Surf”). All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk

SURF

For the three months ended March 31, 2014, Customer A accounted for 27.9% of the Surf’s net revenue. Customer B accounted for approximately 22.8% of Surf’s net revenue and 18.9% of Surf’s total accounts receivable for the three months ended March 31, 2014. Customer C accounted for approximately 19.9% of the Company’s net revenue and 31% of Surf’s total accounts receivable for the three months ended March 31, 2014.  Customer D accounted for 11.8% of Surf’s total accounts receivable for the three months ended March 31, 2014.

EWS-C

For the three months ended March 31, 2014, Customer A accounted for 61.9% of EWS-C’s net revenue and 84.2% of EWS-C’s accounts receivables.   Customer B accounted for approximately 19.6% of EWS-C’s net revenue and 10.6% of EWS-C’s accounts receivables for the three months ended March 31, 2014. Customer C accounted for approximately 16% of EWS-C’s net revenue.  Customer D 12.4% of EWS-C’s accounts receivable for the three months ended March 31, 2014.

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers a number of factors, including historical losses, current receivables aging reports, the counter party’s current ability to pay its obligation to the Company, and existing industry. The Company reviews its allowances every month. Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability. During the three months ended March 31, 2014 and 2013, allowance for doubtful accounts was $2,700 and $0, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

Marketable Securities

The Company reports its investments in marketable securities under the provisions of ASC 320, Investments in Debt and Equity Securities. All the Company’s marketable securities are classified as “available for sale” securities, as the market value of the securities are readily determinable and the Company’s intention upon obtaining the securities was neither to sell them in the short term nor to hold them to maturity. Pursuant to ASC 320, securities which are classified as “available for sale” are recorded on the Company’s condensed consolidated balance sheet at fair market value, with the resulting unrealized holding gains and losses excluded from earnings and reported as other comprehensive income until realized.

The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. Pursuant to ASC 320-5, other than temporary impairment losses are recorded as impairment expense in the statement of operations during the period in which the impairment is determined.  The Company did not record an impairment expense for the three months ended March 31, 2014.

Intangible Assets

Intangible assets are recorded at the costs associated with the asset. These assets are then amortized using the straight-line method over the remaining useful economic life of each asset type. At each condensed consolidated balance sheet date, the unamortized capitalized cost of the each intangible asset will be compared to the net realizable value of that asset. If the unamortized capitalized cost exceeds the net realizable value, then the difference will be written down to the net realizable value. Intangible assets consist of customer lists and certification.  Amortization of intangible assets for three months ended March 31, 2014 was $21,594. The Company did not record an impairment expense as of March 31, 2014.

Cost Method Investments

Cost method investments are recorded at the costs associated with the investments in accordance with ASC 325-20. The costs are valued at the most readily available source of value with the various aspects of the transaction.  The investments are presented at the cost.  No returns are recorded on the investments unless dividends are received.

Capitalized Software Development Costs

The Company applies the provisions of ASC 985-20, which provides guidance on the recognition, presentation and disclosure of software development costs in financial statements. The costs associated with developing the software is capitalized and will be amortized using the straight-line method over the economic life of the software. At each condensed consolidated balance sheet date, the unamortized capitalized cost of the software product will be compared to the net realizable value of that product. If the unamortized capitalized cost exceeds the net realizable value, then the difference will be written down to the net realizable value.

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

Automobiles and Equipment	5 years
Computer Software	3 years
Leasehold Improvements	3 years

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

Accumulated Other Comprehensive Loss

Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ deficit.

Stock-Based Compensation

Under our stock compensation plan (the “Stock Plan”) which is registered under Form S8, or through newly issued restricted common stock, we pay qualified contractors and advisors common shares in lieu of compensation for services provided including business development, management, technology development, consulting, legal services and accounting services.

Income Taxes

Deferred income tax assets as of March 31, 2014, of $688,816 resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

As of March 31	2014	2013

Income tax benefit at Federal statutory rate of 44%	$(2,288,393)	$(500,368)
State Income tax benefit, net of Federal effect	(634,031)	(138,634)
Permanent and other differences	-	-

Change in valuation allowance	2,922,424	639,002
Total	$-	$-

Components of deferred tax assets were approximately as follows:

As at March 31,	2014	2013

Net operating loss	$10,213,000	$3,037,000
Asset impairment
Valuation allowance	(10,213,000)	(3,037,000)
Total	$-	$-

At March 31, 2014, the Company has available net operating losses of approximately $18,000,000 which may be carried forward to apply against future taxable income. These losses will expire in 2031. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

The provisions of ASC 740 require companies to recognize in their condensed consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the condensed consolidated financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s condensed consolidated financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2012 and may be subject to penalties for noncompliance. The Company has filed an extension for the 2013 filings.

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

NOTE 5 – DISCONTINUED OPERATIONS

Disposition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.)

On September 20, 2012, the Company’s wholly owned subsidiary, E-Waste Systems (Ohio), Inc. completed the physical transfer of its business and its assets to a company controlled by a minority shareholder in the Company (“the purchaser”). In connection with this transfer the purchaser has agreed to assume payments on the lease on the premises at 1033 Brentnell Avenue, Columbus, Ohio, formerly held by the Company. The value of any consideration receivable arising from the sale, including any gain on disposal, has been fully impaired as its collection is uncertain.  Accordingly, all activity related to the disposal of the assets of our Ohio business has been classified as discontinued operations.

NOTE 6 – RESTRICTED CASH HELD IN ESCROW

On November 30, 2013 the Company entered into a Credit Agreement with TCA Global Credit Master Fund (“TCA”) for a loan of up to $5,000,000 with an initial draw of $1,000,000. At the initial funding of the first $1,000,000 on the TCA revolving credit facility, TCA held in reserve/escrow $140,000 pending completion of several post-closing matters.  Those funds have not yet been released.

As of March 31, 2014, the Company had a balance of $140,000 in escrow.

NOTE 7 – DEFERRED FINANCING COSTS

During the period ended March 31, 2014, the Company incurred financing costs in connection with the issuance of various convertible promissory notes totaling $44,000.  The costs are being amortized over the term of their respective convertible promissory notes on the straight-line method, which approximates the interest rate method.  As of March 31, 2014, the Company amortized $4,007 of financing costs resulting in a balance of $39,993.

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Equipment	$187,384	$165,518
Automobiles	20,926	20,926
Computer Software	8,558	-
Leasehold Improvements	80,608	-
Less: accumulated depreciation	(16,917)	(4,724)

Property and Equipment, Net	$280,559	$181,720

Depreciation expense for the three months ended March 31, 2014 and 2013 was $12,193 and $0, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Transactions Involving Non-Officers and Directors

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $355 and $252 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $3,492 and $1,697 as of March 31, 2014 and 2013, respectively. The note has been extended and has a maturity date of November 22, 2014.

On May 1, 2013, the Company issued 1,500,000 shares of common stock to an employee for past obligations due.

At March 31, 2014, the Company had payables to related parties totaling $4,948.

Transactions Involving Officers and Directors

During the three months ended March 31, 2014, the Company accrued $91,035 in officer compensation, leaving an ending balance of $1,358,308 in accrued officer and director compensation at March 31, 2014.

NOTE 10 – NOTES AND LOANS PAYABLE

Effective October 28, 2011, the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The balance in accrued interest is $3,492 and $2,052 as of March 31, 2014 and 2013, respectively. The note has been extended and has a maturity date of October 28, 2014.

Subsequent to this, on April 28, 2014, the Company paid the note holder the amount of $6,000 in cash toward the principal amount due on this note as of the date of the payment.

Effective February 3, 2012, and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14%, are unsecured and are due on demand. During the year ended December 31, 2013, the Company recognized $7,714 of interest expense on these notes payable leaving balances in accrued interest of $403, respectively as of December 31, 2013.

Effective April 3, 2013, the Company entered into a settlement agreement with a note holder whereby the Company would pay interest to the note holder from inception of the two notes through and including May 31, 2013. Payment of the interest due of $13,653 was made in the form of 2,185,879 shares of Rule 144 unrestricted common stock.

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

Effective February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a Line of Credit. The funds were to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14% and is due on March 24, 2013. On April 22, 2013 the Company issued 1,029,479 shares of the Company’s common stock in payment of all interest from inception of the note through May 31, 2013. The note holder has agreed to accept no payment on the principal amount of the note for the present time, and interest will continue to accrue on the note beginning with June 1, 2013 through the time the note is completely retired. During the period ended December 31, 2013 the Company recognized $14,000 of interest expense and made no payments on this promissory note leaving a balance of $8,167 accrued interest as of December 31, 2013.  During the period ended March 31, 2014 the Company recognized $3,500 of interest expense and made no payments on this promissory note leaving a balance of $8,167 in accrued interest as of March 31, 2014.

Effective August 27, 2012, the Company executed a convertible promissory note in the principal sum of $150,000. The consideration to be provided by the note holder is no more than $135,000. A $13,500 (10%) original issue discount (“OID”) applies to the principal sum. The note holder made payments to the Company of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012, $95,000 through the year ended December 31, 2013. The principal sum due to the note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees. The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The OID in respect of the consideration received on the date of execution equaled $4,445 for the year ended December 31, 2012, and $10,556 for the year ended December 31, 2013.

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

Effective January 21, 2014, the note holder elected to convert $27,778 of the principal balance resulting in the issuance of 3,055,556 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $12,406 to interest expense.

Effective February 25, 2013, the note holder elected to convert $27,778 of the principal balance resulting in the issuance of 3,055,556 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $17,199 to interest expense.

Effective March 26, 2013, the note holder elected to convert $22,222 of the principal balance resulting in the issuance of 2,444,444 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $16,377 to interest expense. This loan is now considered to be paid in full and all debt discount has been amortized in full.

The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $402,675 and debt discounts of $105,556 on the payment dates of the note for the year ended December 31, 2013. As of March 31, 2014, the Company had recognized amortization on debt discounts on these notes of $45,982, leaving unamortized debt discounts of $0. See Note 11 for treatment of derivative liability associated with convertible notes payable.

On February 6, 2014, the Company executed a convertible promissory note in the principal sum of $500,000. The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees such that the Company shall be required to pay.   The Company will incur a one-time interest charge of 6% on the principal amount of each loan. The note holder made a payment to the Company of $100,000 of the total consideration during the period ending March 31, 2014, along with a one-time interest charge that is added to the principal in the amount of $6,000.  The maturity date is two years from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $199,376 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

Effective December 31, 2012, the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500. On the same date and under the same terms, the Company executed two other convertible notes payable with face values of $11,000 and $29,000 in exchange for services provided to the Company. The notes are unsecured, bear interest at 6% per annum and are due on December 31, 2015. The notes are also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with these convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $25,313. The discount will be amortized and recorded to the statement of operations over the stated term of the notes and is included within interest expense. As of March 31, 2014 and 2013, the Company had recognized amortization on the debt discounts on these note of $4,123 and $-0- of the total outstanding debt discounts leaving an unamortized debt discounts of $3,697 and $25,313, respectively.

Effective September 9, 2013, the note holder elected to convert $11,000 of the principal balance and accrued interest of $435 at $0.0064 per share into 1,786,641 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $1,114 to interest expense.

Effective March 12, 2014, a settlement was reached with the note holder of the $29,000 convertible note whereby his note and all accrued interest was purchased by an unrelated third party.  This note has been retired in its entirety.

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

Effective March 12, 2014, a settlement was reached with the note holder whereby his note and all accrued interest was purchased by an unrelated third party.  This note has been retired in its entirety, and the remaining debt discount of $28,387 was amortized in full.

Effective February 8, 2013, the Company executed a convertible note payable with a face value of $162,500 in exchange for services provided to the Company in the amount of $115,400 and forgiveness of accounts payable of $47,060. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $162,500. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of March 31, 2014, the Company had recognized amortization on the debt discounts on this note of $13,653 of the total outstanding debt discounts leaving an unamortized debt discounts $100,468.

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

Effective March 12, 2014, a settlement was reached with the note holder whereby his note and all accrued interest was purchased by an unrelated third party.  This note has been retired in its entirety, and the remaining debt discount of $11,240 was amortized in full.

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

Effective June 3, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due June 2, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $60,352 and debt discount of $32,500 on the payment dates of the note for the period ended September 30, 2013.  As of December 31, 2013, the Company had recognized amortization on debt discounts on these notes of $32,500 leaving unamortized debt discounts of $0. See Note 11 for treatment of derivative liability associated with convertible notes payable. On October 28, 2013, this note was paid in full by the Company.

Effective July 15, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due April 17, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $12,258 and debt discount of $32,500 on the payment dates of the note.  As of December 31, 2013, the Company had recognized amortization on debt discounts on these notes of $32,500 leaving unamortized debt discounts of $0 See Note 11 for treatment of derivative liability associated with convertible notes payable. On December 31, 2013, this note was paid in full by the Company.

Effective August 27, 2013, the Company executed a convertible note payable with a face value of $27,500. This note is unsecured, bears interest at 8% per annum and is due May 29, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $55,751 and debt discount of $27,500 on the payment dates of the note for the period ended September 30, 2013.  As of December 31, 2013, the Company had recognized amortization on debt discounts on these notes of $12,600 leaving unamortized debt discounts of $14,900. See Note 11 for treatment of derivative liability associated with convertible notes payable.  On March 10, 2014, this note was paid in full by the Company, and the remaining debt discount of $14,900 was amortized in full, and the remaining derivative liability was reversed in full.

On June 25, 2013, the Company assumed loans payable with the acquisition of Surf in the amount of $222,928. These loans are non-interest bearing and due upon demand.  Of the total amount of these loans, on the condensed consolidated balance sheet, $82,500 is classified in accrued expenses, related party, and $140,428 is classified in accounts payable and accrued expenses.

In connection with its acquisition of EWS-C, the Company assumed five financing agreements that comprise all the equipment listed in EWS-C.  The total value of these notes is $180,368. The original terms of these notes consist of a term of 60 months, with interest rates ranging from 4.60% to 9.24%, due dates of May 1, 2015, May 27, 2015, September 30, 2015, June 14, 2016, and October 1, 2016, and total payments ranging from $282 to $3,414.  Of the total balance of these notes, $85,027 is deemed to be the short term portion and is included in short-term notes payable on the condensed consolidated balance sheet.

Effective October 1, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due June 2, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55%. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $25,339 on the payment dates of the note for the period ended March 31, 2014.  See Note 11 for treatment of derivative liability associated with convertible notes payable.

Subsequent to this, on April 18, 2014, the note holder elected to convert $20,000 of this note into 2,531,646 at a price per share of $0.00790, leaving an unconverted amount due of $12,500.

Effective December 9, 2013, the Company executed a convertible note payable with a face value of $63,000. This note is unsecured, bears interest at 8% per annum and is due September 9, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55%. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $75,362 on the payment date of the note for the period ended December 31, 2013.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

Effective February 10, 2014, the Company executed a convertible note payable with a face value of $18,000, whereby the full $18,000 went towards payment for professional fees. This note is unsecured, bears interest at 8% per annum and is due September 9, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55%. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $22,230 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On November 30, 2013, the Company entered into a Credit Agreement with TCA Global Credit Master Fund for a loan of up to $5.0 Million with an initial draw of $1.0 Million. At the initial funding of the first $1.0 Million on the TCA revolving credit facility, TCA held in reserve/escrow $160,000 pending completion of several post-closing matters.  Those funds have not yet been released.  The debt is secured by assets of the Company and its subsidiaries Surf and e-Waste Systems Cincinnati, Inc. and e-Waste Systems Ohio, Inc.  Interest accrues at the rate of 16.5% per annum, calculated on the actual number of days elapsed over a 360-day year.  Provisions for a Reserve of 15% there is a mandatory repayment of not less than 15% of the gross revenues.  At the present time, this loan is in default.  The Company determined the note qualified for derivative liability treatment under ASC 815.

On January 30, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $100,000 which carries an interest rate of 12% per annum, whereby $10,000 of the proceeds were recorded as deferred financing costs.  This note will mature on January 30, 2015.  The issuer of the Note can convert unpaid portions of this Note any time after July 30, 2014. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $200,870 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On March 12, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $44,425 which carries an interest rate of 12% per annum.  This note will mature on February 28, 2015.  The issuer of the Note can convert unpaid portions of this Note any time after September 12, 2014. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $99,524 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On March 12, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $18,483 which carries an interest rate of 12% per annum.  This note will mature on February 28, 2015.  The issuer of the Note can convert unpaid portions of this Note any time after September 12, 2014. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $41,407 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On March 12, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $29,000 which carries an interest rate of 12% per annum.  This note will mature on February 28, 2015.  The issuer of the Note can convert unpaid portions of this Note any time after September 12, 2014. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $64,969 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On March 25, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $50,000 which carries an interest rate of 12% per annum, whereby $5,000 of the proceeds were recorded as deferred financing costs.  This note will mature on March 25, 2015.  The issuer of the Note can convert unpaid portions of this Note any time after September 25, 2014. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $69,748 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On March 7, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $60,000 with an interest rate of 8% per annum.  This note will mature on February 28, 2015.  The note holder can convert any unpaid balance only after the note has reached its maturity date. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $66,442 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On March 7, 2014, the Company entered into a Convertible Promissory note in the amount of $100,000 that carries an interest rate of 8% per annum, whereby $10,000 of the proceeds were recorded as deferred financing costs.  This note will mature on September 7, 2014 and note holder can convert to the Company’s common stock any time after the maturity date. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $101,215 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On March 7, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $50,000 with an interest rate of 8% per annum, whereby $7,500 of the proceeds were recorded as deferred financing costs.  This note will mature on February 28, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.  This Note also contains a Back End note for $50,000 wherein note holder can convert to the Company’s common stock after 180 days and after full cash payment has been made for the convertible shares thereunder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $50,295 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On March 20, 2014, the Company entered into a Convertible Promissory Note with an additional unrelated third party in the amount of $60,000 with an interest rate of 8% per annum.  This note will mature on November 12, 2014.  The note holder can convert any unpaid balance only after the note has reached its maturity date. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $59,406 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On March 20, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $84,000 with an interest rate of 8% per annum, whereby $4,000 of the proceeds were recorded as deferred financing costs.  This note will mature on March 20, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.  On March 20, 2014, we also entered into a Back End Convertible Note with this Note Holder for $84,000.  This note has an interest rate of 8% per annum and will mature on March 20, 2015.  On March 20, 2014 the Company also entered into a Collateralized Secured Promissory Back End Note with the same note holder in the amount of $84,000 with a Maturity date of November 20, 2104.  The Back End Note and the Collateralized Secured Promissory Note can be offset against one another if the third party does not fund the Back End Note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $121,705 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On March 21, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $50,000 with an interest rate of 8% per annum, whereby $7,500 of the proceeds were recorded as deferred financing costs.  This note will mature on March 21, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $74,016 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

NOTE 11 – DERIVATIVE LIABILITY

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

At March 31, 2014, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.18 and 1.85 years, a risk free rate of 0.13%, and annualized volatility of 199.03% and determined that, during the year ended March 31, 2014, the Company’s derivative liability increased by $1,216,507 to $1,682,387. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Lease and Operating Agreements

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

NOTE 13 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 200,000 shares set aside as Series A Convertible Preferred Stock with a par value of $0.001.  As of March 31, 2014, and December 31, 2013, there were 5,891 and 1,903 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

The Series A Preferred Shares have the following provisions:

Dividends
Series A convertible preferred stockholders’ are entitled to receive dividends when declared. As of March 31, 2014 and March 31, 2013 no dividends have been declared or paid.

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

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 500,000 shares set aside as Series B Convertible Preferred Stock with a par value of $0.001.  As of March 31, 2014, and December 31, 2013, there were 195,000 and 195,000 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

Preferred Stock A Activity for the three months ended March 31, 2014

For the three months ended March 31, 2014, the Company issued a total of 4,975 shares of Series A Preferred Stock for various services rendered per agreements entered into with the shareholders valued at $2,817,100.

For the three months ended March 31, 2014, the Company issued a total of 95 shares of Series A Preferred Stock as payment of debt to a related party valued at $58,389.

For the three months ended March 31, 2014, 1,082 shares of Series A Preferred Stock was converted into 14,877,500 shares of common stock in accordance with the provisions of the Series A Preferred Stock.

Common Stock

On March 28, 2014, the Company’s board of directors and majority shareholder approved an amendment to the Articles of Incorporation according to the Bylaws of the Company and the State of Nevada revised statutes for the purpose of increasing the authorized common stock from 490,000,000 shares to 800,000,000 shares. The Company’s authorized shares of preferred stock were not affected in this corporate action. As of March 31, 2014 and 2013, there were 334,892,542 and 137,791,286 shares of common stock issued and outstanding, respectively.

Common Stock Activity for the three months ended March 31, 2014

During the three months ended March 31, 2014, the Company issued 24,958,315 shares of common stock at prices ranging from $0.0096 to $0.0425 per share for services valued at $630,984. The value of the shares issued for services was based on the trading price of the Company’s common stock on the date of issuance.

During the three months ended March 31, 2014, the Company issued 9,267,513 shares of common stock at $0.01 to $0.0391 per share for settlement of all accounts payable, accrued expense, accrued interest, and debt transactions valued at $113,393. The value of shares issued for settlement of debt was based on the trading price of the Company’s common stock on the date of issuance or the face value of the debt extinguished.

During the three months ended March 31, 2014, the Company issued 23,888,784 shares of common stock at $0.027 to $0.0447 per share as stock based compensation valued at $936,509. The value of shares issued for stock based compensation was based on the trading price of the Company’s common stock on the date of issuance.

During the three months ended March 31, 2014, the Company issued 9,000,000 shares of common stock at $0.0132 to $0.0207 per share for cash valued at $153,000. The value of shares issued for cash was based on the agreements in place with the shareholders.

During the three months ended March 31, 2014, the Company issued 14,877,500 shares of common stock to Series A Preferred Stock shareholders for their 1,082 shares of Series A Preferred Stock in accordance with the provisions set forth for the Series A Preferred Stock.

NOTE 14 – COST METHOD INVESTMENT

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

NOTE 15 - SUBSEQUENT EVENTS

On April 2, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $665,000 with an interest rate of 10% per annum, whereby $60,000 is original issue discount, and $5,000 is previously paid legal fees.  The effective date of the note per the agreements is March 31, 2014, but will be recorded on April 2, 2014 as the proceeds of the note were issued on April 2, 2014 and all corresponding documents were signed on April 2, 2014 as well. This note will mature on May 31, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.  In connection with this Convertible Promissory Note, the Company also entered into four Secured Buyer Notes with this Note Holder for $100,000 each.  This Secured Buyer Notes have an interest rate of 8% per annum and will mature on March 31, 2015.  Also in connection with this Convertible Promissory Note, on March 31, 2014, the Company issued a warrant to purchase shares of the Company’s common stock equal to $332,500 divided by the fair market value of the Company’s common stock on the date of issuance with an exercise price of $0.055 per share.  The warrants expire on March 31, 2020.

On April 4, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $55,000 with an interest rate of 8% per annum.  This note will mature on April 4, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.

On April 16, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $55,000 with an interest rate of 8% per annum.  This note will mature on April 3, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.

On May 13, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $250,000.  The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees such that the Company shall be required to pay.   The Company will incur a one-time interest charge of 10% on the principal amount of each loan. The note holder made a payment to the Company of $50,000 of the total consideration on the date of the closing of the note, along with a one-time interest charge that is added to the principal in the amount of $5,000.This note will mature one year from the date of each payment of consideration.  The note holder can convert any unpaid balance after 180 days from the original date of the note.

Subsequent to March 31, 2014, the Company issued 50,201,367 shares of common stock for various services rendered and conversions of debt.

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

EWSI completed two transactions in US during 2013: Surf/CPU and 2TRG.  Surf is located in Los Angeles, California. Surf was rebranded EW California but is doing business also through the former name to maintain a market position with the existing customers.  The management as well as all the employees (7 people) maintained their place and Julie Peterson, President at Surf, became President of EWS-C and Manager for EWSI’s operations in the US.  In the first year of business under EWSI’s wings, Surf implemented and expanded its operations to profitability and is still growing. The expectations for 2014 are to double the revenues as well as the profits and expand furthermore the business to new areas of interest.  The transaction put in place with 2TRG involved the acquisition of the assets from the locations in Cincinnati and Geneva. A new branded company was created to run the operations, EW Cincinnati, and Julie Peterson was designated as President. A plan for hiring new employees and business developers is being implemented. In March took place the grand opening of the facility to start the business in new working space in the Cincinnati area. This new facility will be the showpiece plant implementing the latest and most efficient technologies.  Expectations for 2014 involve new contracts to capitalize the full processing volume of 750 million pounds annually and growing of the revenues.

More locations are in plan to be added for 2014. They will cover the US area not yet serviced directly by the network. They may become part of the acquisition plan or be completely new businesses.

EUROPE

A major refurbisher currently working with the company is the target for 2014 in Europe. This acquisition brings the footprint of EWSI in the old continent. The term-sheet for the transaction has been delivered and if agreed the process is expected to be completed by the second half of the year. Due to the high potential of this operation and to complete the reverse logistic process, an ePlant is already considered as part of the first steps to make this location the show piece for the European market.

Other targets are under consideration.

ASIA, AFRICA, OCEANIA, LATIN AMERICA

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

ePlants and Technologies

Expectations for 2014 are of three operational ePlant in three different continents by the end of the year. While the ePlants in Cincinnati and Geneva will be upgrades of existing technology, those will be new facilities using the best and most efficient technologies delivered on EWSI specs. A fully deployed ePlant can generate an annualized revenue stream of over $9M with basic working shifts and up to $36M for a continuous operation. The recent agreement with Chinese Technology firm Loyalty has generated the optimal strategy to implement a fully functional ePlant quickly and efficiently with a goal to enable implementation in just 6 months from the initial order of the hardware.

EWSI is developing, with its technology partners, miniaturized recycling equipment to be provided to local partners in order to achieve a more efficient transportation.  Further efforts have been put into expanding implementation of equipment for recycling of air conditioning hardware and refrigerators. Those two specific home appliances are becoming a sensitively big number in the ewaste stream and providing a complete recycling solution, including insulation.  Recent developments with a US R&D firm brought into signing a letter of interest to test a Rare Earths Elements (“REE”) sorting technology into one of the EWSI’s operational sites in the US.  REE sorting is one of the last step into achieving the 100% no-landfill policy to which EWSI has voluntarily committed.

L&M Agreements

In the first quarter of 2013, EWSI began a focused operation to enter into the market in China and is making a significant investment in that market.  As part of that activity, EWSI has entered into a series of agreements to operate business activities utilizing leased assets and personnel in targeted business units. This business model is becoming more and more popular since most of the companies in China do not support their accounting with auditing. The commercial strategy behind this is that a healthy financial audited company has more possibilities to raise capital or become target for an acquisition.

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

4.	Manage a Sustainable Capitalization Structure. The Company has presently authorized 810 Million shares of equity, of which 800 Million are Common Shares and 10 Million are Preferred. During 2013 the share price ranged from $0.01 to $0.1 bringing the Market Capital to an average of $8M with average volumes of 1.99M. As of May 9, 2014, the closing share price is $0.0135, the issued and outstanding was 394,893,241 and its market value was $5,331,059. As the Company’s value increases with its performance, the market capitalization value should increase. It is in the best interest of the Company to have a high market capitalization, higher share prices, and strong liquidity to obtain sufficient capital for our growth and for acquisitions. Maintaining a balance of sensible debt alongside a robust market capitalization is targeted.

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

Business Strategy for 2014

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

●	Joint Ventures and Acquisitions: Carefully selected acquisitions and joint ventures in the Americas, Europe, and Asia remain part of our strategy. The acquisitions will be done opportunistically in a separate division in order to focus EWSI management on its main task of building its eWaste™ brand globally. Each joint venture and acquisition must be a profit center with local brand value, an experienced management team, and solid commercial relationships with clients of strategic interest to EWSI. We completed one acquisition in the USA during 2012 and two acquisitions in 2013. The Company is actively pursuing additional acquisitions.

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

Company Structure

To provide a foundation for expansion internationally and streamline response to international business opportunities, the Company provides centralized organization and corporate services (legal, accounting, travel) as well as  strategic direction and management to each of the units.

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

eWaste’s primary customer targets are organizations facing a mix of regulatory, environmental, and price pressures, as well as an increasing need to protect their brand names and safeguard their data in the management of their e-waste. eWaste Systems’ adherence to the principles of Fair Trade and the requirements of the WEEE Directive provides these customers with reassurance that end-of-life e-waste management is not only fully compliant and certified but is also done with social and environmental responsibility at the forefront.

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

Surf Investments

Surf Investments, Ltd dba CPU Computer Repair has completed 2013 with a profit and followed that up with another profitable quarter ended March 31, 2014, utilizing a strategy of taking the company back to its core strengths of customer service and computer repair. Surf is focused on value add services such as corporate imaging services and custom solutions.

E-Waste Systems Cincinnati, Inc

E-Waste Systems Cincinnati acquired the new location in Springdale, OH on February 3, 2014 and was open for business March 2014. The core business is pick-up of e-waste from local business and processing the commodities for a profit. Our primary focus is to secure our R2/e-Steward certifications and refine our procedures/processes so they can be replicated for additional locations. Our Geneva NY location will be standardizing by May 2014. We would like to acquire or team with 3 other locations by the end of the year to achieve not less than five locations with centralized management to achieve maximum profitability.

Factors impacting EWSI’s Condensed Consolidated Results of Operations

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

Consolidated Results of Operations for E-Waste Systems, Inc. – Continuing Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013(restated)

Revenues – Continuing Operations

We generated revenue of $509,056 during the three months ended March 31, 2014 compared to $0 for the three months ended March 31, 2013.

Cost of Sales – Continuing Operations

Cost of sales was $312,508 for the three months ended March 31, 2014 compared to $0 for the three months ended March 31, 2013.

Gross Profit – Continuing Operations

Gross profit for the three months ended March 31, 2014 was $196,548, compared to gross profit of $0 for the three months ended March 31, 2013.

Operating Expenses – Continuing Operations
.
We incurred operating expenses of $5,216,801 and $599,864 for three months ended March 31, 2014 and 2013, respectively.  Our operating expenses consisted of directors’ and officers’ accrued compensation, professional fees, impairment in goodwill related to debt purchase, impairment in available for sale securities, and general and administrative expenses.

Other (Expenses) Income – Continuing Operations
.
We incurred other (expenses) income of $(1,412,573) and $(106,037) for three months ended March 31, 2014 and 2013, respectively.  Our other (expenses) income consisted of interest expense, net, changes in derivative liabilities, and currency exchange gain.

Net Loss – Continuing Operations

As a result of the above, we reported a net loss from continuing operations of $6,432,826 and $705,901 for the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014 and 2013, we reported a loss from discontinued operations of $84,482 and $5,254, due to the issuance of common stock to a former employee as part of a settlement agreement for services rendered for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, our consolidated balance sheet presented total current assets of $654,629 and total current liabilities of $5,915,022, which resulted in a working capital deficit of $5,260,393.

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

Condensed Consolidated Cash Used in Operating Activities

Continuing operating activities during the three months ended March 31, 2014 used cash of $347,791, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for the three months ended March 31, 2014 of $6,432,826 was the primary reason for our negative operating cash flow.  The impact of consolidated net loss from continuing operations on our consolidated operating cash flow was substantially offset by amortization in debt discount of $118,285, changes in derivative liability of $1,216,507, common stock issued for services of $630,984, stock based compensation of $938,510, preferred stock issued for services of $2,817,100, changes in accounts receivable, net of $(188,859), changes in accounts payable of $360,150, and changes in accrued expenses, related party of $119,890.

Cash used in discontinued investing activities for the three months ended March 31, 2014 was $84,482.

Condensed Consolidated Cash Used in Investing Activities

We had used cash totaling $216,224 for investing activities from continuing operations.  This consisted of $111,032 used to purchase equipment in our subsidiaries, and $105,192 used towards security deposits.

We did not use any cash for discontinued investing activities in 2014 or 2013.

Condensed Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the Company.  Consolidated net cash flow provided by continuing financing activities for the three months ended March 31, 2014 was $719,336.  This consisted of $609,975 in proceeds from convertible notes payable, $4,948 in advances from related parties, $8,985 in advances from others, and $153,000 in common stock issued for cash, all offset by principal payments towards convertible notes payable of $27,500, and principal payments towards notes payable of $30,072.

We did not use any cash for discontinued financing activities in 2014 or 2013.

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

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full description of our accounting policies as required by GAAP, refer to our condensed consolidated financial statements for the year ended December 31, 2013, that are included in this Annual Report on Form 10-K. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are described in our condensed consolidated financial statements for the year ended December 31, 2013.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

(Not Applicable)

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Martin Nielson.  Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2014, our disclosure controls and procedures are not effective, we are, however, still in the process of evaluating and implementing changes in our disclosure controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting During the three months ended March 31, 2014, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited staff to carry out administrative duties: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We are taking steps to enhance and improve the design of our internal control over financial reporting. To remediate such weaknesses, we began the process of implementing the following changes (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

The Company replaced its internal Chief Financial Officer (“CFO”) with a contract with the The CFO Squad to provide a depth of capability and significant knowledge base to guide the Company.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

 As of the filing of this document, the Company is not aware of any material current or pending litigation.

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

Development and Financing Risks

We depend on capital to buy, develop, and improve business and may be unable to access capital when necessary. In order to fund new opportunities both the Company and strategic business owners in our network must periodically spend money. The availability of funds for new investments and improvement of operations our current businesses depends in large measure on capital markets and liquidity factors, over which we can exert little control.

Our growth strategy depends upon third-parties future arrangements with these third parties may be less favorable. Our growth strategy for development of additional facilities entails entering into and maintaining various arrangements with business owners. The terms of our lease agreements, management operating agreements, license agreements, and acquisitions are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.

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

In addition to the above, we refer you to further statements of risks filed in our annual report with the SEC on Form 10K filed on April 16, 2014 and incorporated herein by reference.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Effective April 5, 2013, the Company entered into a Series A Convertible Callable Preferred Stock Purchase Agreement (“the Agreement”) pursuant to the Master License Agreement entered into with Tanke, Inc. (“TNKE”) on February 6, 2013, whereby the Company granted TNKE a master license for the People’s Republic of China and TNKE agreed to make an investment into the Company.  This agreement was previously filed with the SEC on Form 8K on April 8, 2013 and incorporated herein by reference.

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

Effective June 18, 2013, the Company entered into a Series A Convertible Callable Preferred Stock Purchase Agreement (the “Agreement”) pursuant to the Master License Agreement entered into with TNKE on February 6, 2013, whereby the Company granted TNKE a master license for the People’s Republic of China and TNKE agreed to make an investment into the Company.

The Agreement is for the purchase of Eight Hundred (800) shares of the Company’s Series A Convertible Callable Preferred Stock at a price of One Thousand Dollars ($1,000) per share.

Item 3.     Defaults upon Senior Securities

Note 10 to our condensed consolidated financial statements record our current defaults on the terms of loan notes that we have issued since October 2011.

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

E-Waste Systems, Inc.

Date:	May 20, 2014

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer. Chief Financial Officer and Director

E-Waste Systems, Inc.
(the “Registrant”)
(Commission File No. 333-165863)
Exhibit Index
To Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2014

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