Form 10-Q/A
period 2013-03-31
EWaste Systems, Inc.
filed 2014-07-02
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 4)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 23, 2014, there were 394,893,241 shares of our common stock issued and outstanding.

Explanatory Note:  This revision of filing is being made in order to update financials to eliminate consolidation with Variable Interest Entity and to conform to final audited results provided in the 2013 10-K.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are comprised of the following:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) as restated and March 31, 2012

F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 as restated and March 31, 2012 (unaudited);

F-3	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 as restated, and March 31, 2012 (unaudited);

F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

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

E-Waste Systems, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS	(As Restated)

CURRENT ASSETS:
Cash and cash equivalents	$9,690	$139
Total Current Assets	9,690	139

Investments	730,000	-
TOTAL ASSETS	$739,690	$139

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$264,759	$339,684
Accrued expenses, related parties	1,180,306	1,247,355
Short-term notes payable	175,000	175,000
Short-term related party convertible notes payable, net	12,000	12,000
Short-term convertible notes payable, net	15,573	13,334
Derivative liability on short-term convertible notes payable	93,790	61,545
Total Current Liabilities	1,741,428	1,848,918

Long term portion of convertible notes payable, net	199,772	177,187
TOTAL LIABILITIES	1,941,200	2,026,105

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized;
650 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 490,000,000 shares authorized;
137,823,587 and 106,504,926 shares issued and outstanding, respectively	137,823	106,505
Additional paid-in capital	2,339,162	904,032
Accumulated deficit	(3,678,496)	(3,036,503)
TOTAL STOCKHOLDERS' DEFICIT	(1,201,510)	(2,025,966)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$739,690	$139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

E-Waste Systems, Inc. and Subsidiary
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2013	2012
	(As Restated)

OPERATING EXPENSES
Officer and director compensation	139,622	187,800
Professional fees	405,732	50,709
General and administrative expenses	14,780	18,622
TOTAL OPERATING EXPENSES	560,134	257,131

LOSS FROM OPERATIONS	(560,134)	(257,131)

OTHER (EXPENSE) INCOME:
Interest expense, net	(60,189)	(5,090)
Change in derivative liability	(32,245)	7,371
Loss on settlement of contingent consideration	-	(66,672)
TOTAL OTHER (EXPENSE) INCOME	(92,434)	(64,391)

Loss from Operations before Income Taxes	(652,568)	(321,522)
Provision for Income Taxes	-	-

NET LOSS FROM CONTINUING OPERATIONS	(652,568)	(321,522)

Income (Loss) from Discontinued Operations, net of Income Taxes	9,059	(23,902)
NET LOSS	$(643,509)	$(345,424)

NET LOSS PER COMMON SHARE:
Basic and Diluted Loss per Share from Continuting Operations	$(0.01)	$0.00
Basic and Diluted Loss per Share from Discontinued Operations	$0.00	$0.00
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	121,008,369	100,834,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

E-Waste Systems, Inc. and Subsidiary
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2013	2012
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(652,568)	$(321,522)
Adjustment to reconcile net loss to net cash used in operating activities:
Bad debt provision	2,700	-
Origination interest charge	2,778	-
Convertible notes payable executed for services	115,440	-
Amortization of debt discount	43,660	-
Change in derivative liability	32,245	(7,371)
Common stock issued for services	262,505	39,930
Contributed capital	43,244	-
Provision for allowance on accounts receivable	-	40,000
Loss on settlement of contingent considerations	-	66,671
Changes in operating assets and liabilities:
Accounts receivable, net	(2,700)	-
Accounts payable and accrued expenses	70,237	(105,357)
Accrued expenses, related parties	57,951	189,214

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(24,508)	(98,435)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATING ACTIVITIES	9,059	(15,706)
NET CASH USED IN OPERATING ACTIVITIES	(15,449)	(114,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	25,000	-
Proceeds from notes payable	-	175,000
Proceeds from contributed capital	-	2,000

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	25,000	177,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	177,000

Net increase (decrease) in cash and cash equivalents	9,551	62,859

Cash and cash equivalents, beginning of period	139	6,493

Cash and cash equivalents, end of period	$9,690	$69,352

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$230
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Issuance of common stock as payment towards accounts payable and accrued expenses, related parties	$164,128	$-
Issuance of preferred stock series A and common stock related to investment in GoEZ Deals, Inc.	$730,000	$-
Convertible notes payable executed for accounts payable and accrued expenses	$106,034	$-
Debt discounts on convertible notes payable	$249,272	$-
Conversions of convertible notes payable into shares of common stock	$18,816	$140,664
Common stock issued for conversion of preferred stock for settlement of deferred consideration	$-	$378,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

E-WASTE SYSTEMS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012

NOTE 1 – BACKGROUND INFORMATION

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

On March 26, 2013, EWSI entered into a set of agreements with XuFu (Shanghai) Co, Ltd, (“XuFu”) a company incorporated in the People’s Republic of China (“PRC”) and formerly known as Yazhuo.  The interests in XuFu were initially consolidated on the Company’s interim financial statements as a Variable Interest Entity (“VIE”) as of March 31, 2013.  The Company has analyzed the controls and processes in place at XuFu and has concluded that consolidation is not proper.  To eliminate any doubt about the accounting treatment as of March 31, 2013, the Company’s Board of Directors has suspended the VIE.  Accordingly, the Company has not consolidated Xufu in the audited financial statements as of and for the three months ended March 31, 2013.  The Company will follow guidance in accordance with ASC 250 “Accounting Changes and Error Corrections” and take the necessary action as soon as practicable with respect to its interim period financial statements.

NOTE 2 – GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $643,509 and $345,424 during the three months ended March 31, 2013 and 2012, respectively.  Cash on hand will not be sufficient to cover debt repayments scheduled as of March 31, 2013 and operating expenses and capital expenditure requirements for at least twelve months from the condensed consolidated balance sheet date. As of the three months ended March 31, 2013 and the year ended December 31, 2012, the Company had working capital deficits of $1,731,738 and $1,848,779, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RESTATEMENT

On March 26, 2013, EWSI entered into a set of agreements with XuFu (Shanghai) Co, Ltd, (“XuFu”) a company incorporated in the People’s Republic of China (“PRC”) and formerly known as Yazhuo.  The interests in XuFu were initially consolidated on the Company’s interim financial statements as a Variable Interest Entity (“VIE”) as of March 31, 2013, June 30, 2013 and September 30, 2013.  Upon further analysis, prior to filing its 10-K for the year ended December 31, 2013, the Company concluded that consolidation was not proper.  Upon further analysis, prior to filing its 10-K for the year ended December 31, 2013, the Company concluded that consolidation was not proper.  Accordingly, the Company has not consolidated Xufu in the quarterly statements for the three months ended March 31, 2013.

The following represents the changes to the restated condensed consolidated financial statements as of and for the three months ended March 31, 2013:

Condensed Consolidated Balance Sheets

	Restated	Amended
	March 31, 2013	March 31, 2013	Differences

ASSETS
Current Assets
Cash	$9,690	$25,107	$(15,417)
Accounts receivable	-	4,009	(4,009)
License fee receivable	-	75,000	(75,000)
Marketable securities, available-for-sale	730,000	880,000	(150,000)
Total Current Assets	739,690	984,116	(244,426)

Total Assets	$739,690	$984,116	$(244,426)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$264,759	$307,876	$(43,117)
Accounts payable - related party	1,180,306	1,240,380	(60,074)
Short-term notes payable	175,000	175,000	-
Short-term related party convertible notes payable, net	12,000	12,000	-
Short-term convertible notes payable, net	15,573	13,158	2,415
Derivative liability on short-term convertible notes payable	93,790	54,239	39,551
Total Current Liabilities	1,741,428	1,802,653	(61,225)

Long-Term Liabilities
Long-term convertible notes payable, net	199,772	138,187	61,585
Derivative liability on long-term convertible notes	-	62,111	(62,111)
Total Long-Term Liabilities	199,772	200,298	(526)
Total Liabilities	1,941,200	2,002,951	(61,751)

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 650 and 0 shares issued and outstanding, respectively	1	1	-
Common stock, $0.001 par value; 490,000,000 shares authorized, 137,823,587 and 106,504,926 shares issued and outstanding, respectively	137,823	146,825	(9,002)
Additional paid-in capital	2,339,162	2,357,119	(17,957)
Accumulated other comprehensive income	-	62	(62)
Accumulated deficit	(3,678,496)	(3,522,842)	(155,654)
Total Stockholders' Deficiency	(1,201,510)	(1,018,835)	(182,675)

Total Liabilities and Stockholders' Deficiency	$739,690	$984,116	$(244,426)

Condensed Consolidated Statements of Operations
(Unaudited)

	Restated	Amended
	March 31, 2013	March 31, 2013	Differences

Product sales revenue	$-	$4,001	$(4,001)
Revenues from license fees	-	225,000	(225,000)
Total Revenues	-	229,001	(229,001)

Cost of goods sold	-	3,801	(3,801)
Gross Margin	-	225,200	(252,200)

Operating Expenses
Officer and director compensation	139,622	131,622	8,000
Professional fees	405,732	449,167	(43,435)
General and administrative	14,780	21,261	(6,481)
Total Operating Expenses	560,134	602,050	(41,916)

Loss from Operations	(560,134)	(376,850)	(183,284)

Other Income/(Expenses)
Interest expense	(60,189)	(118,163)	57,974
Gain on derivative liability	(32,245)	3,525	(35,770)
Currency exchange gain	-	5,149	(5,149)
Total Other Income/(Expenses)	(92,434)	(109,489)	17,055

Loss from Operations before Income Taxes	(652,568)	(486,339)	(166,229)
Provision for Income Taxes	-	-	-

Net Loss from Continuing Operations	(652,568)	(486,339)	(166,229)
Loss from Discontinued Operations, net of Income Taxes	9,059	-	9,059
Net Loss	$(643,509)	$(486,339)	$(157,170)

Other Comprehensive Income
Foreign currency translation adjustments	-	-	-
Total Other Comprehensive Income	$(643,509)	$(486,339)	$(157,170)

Basic and Diluted Loss per Share from Continuing Operations	$(0.01)	$(0.00)	$(0.01)
Basic and Diluted loss per Share from Discontinued Operations	$(0.00)	$(0.00)	$-
Net loss per share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	121,008,369	123,153,590	(2,145,221)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Restated	Amended
	March 31, 2013	March 31, 2013	Differences

Cash Flows From Operating Activities:
Net Loss	$(652,568)	$(486,339)	$(166,229)
Adjustments to reconcile net loss to net cash used in operations
Currency translation gain	-	(5,149)	5,149
Amortization of debt discounts	43,660	25,918	17,742
Origination interest on derivative liability	2,778	76,195	(73,417)
Change in derivative liability	32,245	(3,525)	35,770
Debt issued for services	115,440	17,417	98,023
Common stock issued for services	262,505	293,634	(31,129)
Bad debt provision	2,700	-	2,700
Contributed capital	43,244	-	43,244
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts and other receivables	(2,700)	(4,009)	1,309
(Increase)/Decrease in license fees receivable	-	(225,000)	225,000
Increase/(Decrease) in accounts payable and accrued expenses	70,237	166,826	(96,589)
Increase/(Decrease) in accrued expenses - related party	57,951	123,176	(65,225)
Net Cash Used In Continuing Operating Activities	(24,508)	(20,856)	(3,652)
Net Cash Provided by Discontinued Operating Activities	9,059	-	9,059
Net Cash Used in Operating Activities	(15,449)	(20,856)	5,407

Cash Flows From Financing Activities:
Proceeds from notes payable	25,000	25,000	-
Net Cash Provided by Continuing Financing Activities	25,000	25,000	-
Net Cash Provided by Discontinued Financing Activities	-	-	-
Net Cash Provided by Financing Activities	25,000	25,000	-

Effects of exchange rates on cash	-	22,304	(22,304)

Net Increase / (Decrease) in Cash	9,551	26,448	(16,897)
Cash at Beginning of Period	139	139	-

Cash at End of Period	$9,690	$26,587	$(16,897)

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discounts on convertible notes payable	$249,272	$247,545	$1,727
Preferred stock issued for marketable securities	$730,000	$730,000	$-
Preferred stock issued for acquisition of subsidiary	$-	$27,256	$(27,256)
Common stock issued for intangible assets	$-	$77,185	$(77,185)
Common stock issued for conversion of debt	$18,816	$252,123	$(233,307)
Issuance of common stock as payment towards accounts payable and accrued expenses, related parties	$164,128	$-	$164,128
Convertible notes payable executed for accounts payable and accrued expenses	$106,034	$-	$106,034

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

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $9,690 and $139 at March 31, 2013 and December 31, 2012, respectively.

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

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at March 31, 2013 and December 31, 2012.

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

For the three months ended March 31, 2013 and the year ended December 31, 2012, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company does not have any potentially dilutive instruments as of March 31, 2013 and, thus, anti-dilution issues are not applicable.

At March 31, 2013, there were no stock options.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2013 and December 31, 2012, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	-	-	(93,790)	(93,790)
	$-	$-	$(93,790)	$(93,790)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	-	-	(61,545)	(61,545)
	$-	$-	$(61,545)	$(61,545)

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the three months ended March 31 2013 and the year ended December 31, 2012 are reflected in Note 6.

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

Under our stock compensation plan (the “Stock Plan”) which is registered under Form S8, or through newly issued restricted common stock, we pay qualified contractors and advisors common shares in lieu of compensation for services provided including business development, management, technology development, consulting, legal services and accounting services

Share-based expense for the three months ending March 31, 2013 and 2012 was $262,505 and $0, respectively.

Reclassifications

Certain balances in previously issued financial statements have been reclassified to be consistent with current period presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the year ended March 31, 2013 include the accounts of the Company and its wholly-owned subsidiary, E-Waste Systems of Ohio, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. Pursuant to ASC 320-5, other than temporary impairment losses are recorded as impairment expense in the statement of operations during the period in which the impairment is determined.  The Company recorded an impairment expense of $0 as of March 31, 2013.

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

The Company did not have deferred income tax assets as of March 31, 2013.

Reconciliation between the statutory United States corporate income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

Three months ended March 31, 2013 and year ended December 31, 2012	2013	2012

Income tax benefit at Federal statutory rate of 35%	$(230,255)	$(500,368)
State Income tax benefit, net of Federal effect	-	(138,634)
Permanent and other differences	-	-

Change in valuation allowance	230,255	639,002
Total	$-	$-

Components of deferred tax assets were approximately as follows:

As at March 31, 2013 and December 31, 2012	2013	2012

Net operating loss	$3,700,000	$3,037,000
Asset impairment
Valuation allowance	(3,700,000)	(3,037,000)
Total	$-	$-

At March 31, 2013 the Company has available net operating losses of approximately $3,700,000 which may be carried forward to apply against future taxable income. These losses will expire in 2031. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Transactions Involving Non-Officers and Directors

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $355 and $355 of interest expense for the three months ended March 31, 2013 and 2012 on the related party convertible note payable leaving a balance in accrued interest of $2,052 and $1,697 as of March 31, 2013 and December 31, 2012, respectively. At the time of the original filing, the note was in default, but has since been extended and has a maturity date of October 28, 2014.

Transactions Involving Officers and Directors

During the three months ended March 31, 2013, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer and Director at $0.008 per share for officer compensation of $8,000.  The Company also issued 10,000,000 shares of common stock to the Company’s Chief Executive Officer and Director at $0.0125 per share for accrued officer compensation of $125,000.  The Company also recorded $86,176 of additional officer compensation leaving an ending balance of $1,180,306 in accrued officer and director compensation at March 31, 2013.

NOTE 7 – NOTES PAYABLE

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $355 and $355 of interest expense for the three months ended March 31, 2013 and 2012 on the related party convertible note payable leaving a balance in accrued interest of $2,052 and $1,697 as of March 31, 2013 and December 31, 2012, respectively. At the time of the original filing, the note was in default, but has since been extended and has a maturity date of October 28, 2014.

Effective February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14%, are unsecured and are due on demand. During the three month ended March 31, 2013, the Company recognized $2,589 of interest expense on these notes payable leaving balances in accrued interest of $11,898 and $9,309, respectively as of March 31, 2013 and December 31, 2012.

Effective February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a Line of Credit. The funds were to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14% and is due on March 24, 2013.  During the period ended March 31, 2013 the Company recognized $3,500 of interest expense and made no payments on this promissory note leaving a balance of $7,019 accrued interest of as of March 31, 2013.

Effective August 27, 2012, the Company executed a convertible promissory note in the principal sum of $150,000. The consideration to be provided by the note holder is no more than $135,000. A $13,500 (10%) original issue discount (“OID”) applies to the principal sum. The note holder made payments to the Company of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012, and $25,000 through the three months ended March 31, 2013. The principal sum due to the note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees. The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The OID in respect of the consideration received on the date of execution equaled $4,445 for the year ended December 31, 2012, and $2,778 for the three months ended March 31, 2013.

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

The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $44,445 on the payment dates of the note for the year ended December 31, 2012, and $71,833 and $27,778 for the three months ended March 31, 2013. As of March 31, 2013 and December 31, 2012, the Company had recognized amortization on debt discounts on these notes of $21,075 and $37,814, leaving unamortized debt discounts of $37,814 and $31,111, respectively. See Note 9 for treatment of derivative liability associated with convertible notes payable.

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

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with these convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $25,313. The discount will be amortized and recorded to the statement of operations over the stated term of the notes and is included within interest expense. As of March 31, 2013 and December 31, 2012, the Company had recognized amortization on the debt discounts on these notes of $10,218 and $-0- of the total outstanding debt discounts leaving an unamortized debt discounts of $15,095 and $25,313, respectively.

On January 18, 2013, the Company executed a convertible note payable with a face value of $41,557 in exchange for services provided to the Company. This note is unsecured, bears interest at 6% per annum and is due January 18, 2016. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debt was recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $41,557. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of March 31, 2013, the Company had recognized amortization on the debt discounts on this note of $2,753 of the total outstanding debt discounts leaving an unamortized debt discount $38,824.

Effective February 8, 2013, the Company executed a convertible note payable with a face value of $162,500 in exchange for services provided to the Company in the amount of $115,440 and forgiveness of accounts payable of $47,060. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $162,500. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of March 31, 2013, the Company had recognized amortization on the debt discounts on this note of $7,568 of the total outstanding debt discounts leaving an unamortized debt discounts $154,932.

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

The intrinsic value of the beneficial conversion features and the debt discounts associated with equity issued in connection with the convertible debts has been recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $15,371. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of March 31, 2013, the Company has amortized $2,046 of the total outstanding debt discounts leaving an unamortized debt discount of $15,371.

The components of notes payable are summarized in the table below:

	March 31, 2013	December 31, 2012

Convertible note payable to a related party, bearing interest at 12%, unsecured, due on October 28, 2012 (note is in default)	$12,000	$12,000
Notes payable to an unrelated party, bearing interest at 14%, unsecured, due on demand	75,000	75,000
Note payable to an unrelated party, bearing interest at 14%, unsecured, due on March 24, 2013 (note is in default)	100,000	100,000
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on February 27, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 27, 2013 and due on October 10, 2013.	25,629	44,445
Discounts on short-term convertible notes payable	(37,834)	(31,111)
Total short-term debt	$202,573	$200,334

Derivative liability on short-term convertible notes	$93,790	$61,545

Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	$11,000	$11,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	29,000	29,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	162,500	162,500
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on January 18, 2016	41,557	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on February 8, 2016	162,500	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on March 5, 2016	17,417	-
Discounts on long term portion of convertible notes payable	(224,222)	(25,313)
Total long-term debt	$199,772	$177,187

NOTE 8 – DERIVATIVE LIABILITY

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

At March 31, 2013, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.41 and 0.91 years, a risk free rate of 0.14%, and annualized volatility of 232.29% and determined that, during the three months ended March 31, 2013, the Company’s derivative liability increased by $32,245 to $93,789. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 200,000 shares set aside as Series A Convertible Preferred Stock with a par value of $0.001.  As of March 31, 2013, and December 31, 2012, there were 650 and 0 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

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

Preferred Stock Activity for the three months ended March 31, 2013

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

Common Stock

The Company’s board of directors and majority shareholder approved an amendment to the Articles of Incorporation for the purpose of increasing the authorized common stock from 190,000,000 shares to 490,000,000 shares. The Company’s authorized shares of preferred stock were not affected in this corporate action. As of March 31, 2013 and December 31, 2012, there were 137,823,587 and 106,504,926 shares of common stock issued and outstanding, respectively.

Common Stock Activity for the three months ended March 31, 2013

During the three months ended March 31, 2013, the Company issued 15,277,312 shares of common stock at prices ranging from $0.008 to $0.019 per share for services valued at $262,505.  The value of the shares issued for services was based on the trading price of the Company’s common stock on the date of issuance.

During the three months ended March 31, 2013, the Company issued 16,041,349 shares of common stock at $0.0049 to $0.0164 per share for settlement of all accounts payable, accrued expense, accrued interest and debt transactions valued at $182,944.  The value of shares issued for settlement of debt was based on the trading price of the Company’s common stock on the date of issuance or the face value of the debt extinguished.

During the three months ended March 31, 2013, the Company recorded $249,272 to additional paid-in capital for debt discounts recorded on convertible notes payable, and $41,728 as permanent equity in connection with convertible notes.

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

2013 Operations

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

Consolidated Results of Operations for E-Waste Systems, Inc. – Continuing Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Operating Expenses – Continuing Operations

We incurred operating expenses of $560,134 for the three months ended March 31, 2013 compared with operating expenses of $257,131 for the same period in 2012, an increase of $303,003.  This increase is attributable to an increase in professional fees of $355,023, offset by a decrease in officer compensation of $48,178 and a decrease in general and administrative expenses of $3,842.

Our operating expenses for the three months ended March 31, 2013 consisted of directors’ and officers’ accrued compensation, professional fees and general and administrative expenses.

We anticipate that our operating expenses will continue to increase as we seek to increase the scale and range of services our business can offer to our customers.

Other (Expenses) Income – Continuing Operations
.
We incurred other expenses of $92,434 for the three months ended March 31, 2013 compared with $64,391 during the same period in 2012, an increase of $28,043.  This increase in attributable to an $55,099 increase in interest expense on various convertible and non-convertible notes, an increase in the loss on derivative liability of $39,616, offset by a $66,672 decrease in contingent consideration settlement losses.

Net Loss – Continuing Operations

As a result of the above, we reported a net loss from continuing operations of $652,568 for the three months ended March 31, 2013.

Net Income (Loss) – Discontinued Operations

We reported a net income from continuing operations of $9,059 for the three months ended March 31, 2013, compared to a net loss from continuing operations of $(23,902) for the three months ended March 31, 2012, which was a result of write offs of accrued expenses which were not to realized.

Liquidity and Capital Resources

As of March 31, 2013, our condensed consolidated balance sheet presented total current assets of $9,690 and total current liabilities of $1,741,428, which resulted in a working capital deficit of $1,731,738.

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

Contractual Obligations

Notes Payable

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $355 and $355 of interest expense for the three months ended March 31, 2013 and 2012 on the related party convertible note payable leaving a balance in accrued interest of $2,052 and $1,697 as of March 31, 2013 and December 31, 2012, respectively. At the time of the original filing, the note was in default, but has since been extended and has a maturity date of October 28, 2014.

Effective February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14%, are unsecured and are due on demand. During the three month ended March 31, 2013, the Company recognized $2,589 of interest expense on these notes payable leaving balances in accrued interest of $11,898 and $9,309, respectively as of March 31, 2013 and December 31, 2012.

Effective February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a Line of Credit. The funds were to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14% and is due on March 24, 2013.  During the period ended March 31, 2013 the Company recognized $3,500 of interest expense and made no payments on this promissory note leaving a balance of $7,019 accrued interest of as of March 31, 2013.

Effective August 27, 2012, the Company executed a convertible promissory note in the principal sum of $150,000. The consideration to be provided by the note holder is no more than $135,000. A $13,500 (10%) original issue discount (“OID”) applies to the principal sum. The note holder made payments to the Company of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012, and $25,000 through the three months ended March 31, 2013. The principal sum due to the note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees. The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The OID in respect of the consideration received on the date of execution equaled $4,445 for the year ended December 31, 2012, and $2,778 for the three months ended March 31, 2013.

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

The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $44,445 on the payment dates of the note for the year ended December 31, 2012, and $71,833 and $27,778 for the three months ended March 31, 2013. As of March 31, 2013 and December 31, 2012, the Company had recognized amortization on debt discounts on these notes of $21,075 and $37,814, leaving unamortized debt discounts of $37,814 and $31,111, respectively. See Note 9 for treatment of derivative liability associated with convertible notes payable.

Effective December 31, 2012, the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500. On the same date and under the same terms, the Company executed two other convertible notes payable with face values of $11,000 and $29,000 in exchange for services provided to the Company. The notes are unsecured, bear interest at 6% per annum and are due on December 31, 2015. The notes are also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with these convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $25,313. The discount will be amortized and recorded to the statement of operations over the stated term of the notes and is included within interest expense. As of March 31, 2013 and December 31, 2012, the Company had recognized amortization on the debt discounts on these notes of $10,218 and $-0- of the total outstanding debt discounts leaving an unamortized debt discounts of $15,095 and $25,313, respectively.

On January 18, 2013, the Company executed a convertible note payable with a face value of $41,557 in exchange for services provided to the Company. This note is unsecured, bears interest at 6% per annum and is due January 18, 2016. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debt was recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $41,557. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of March 31, 2013, the Company had recognized amortization on the debt discounts on this note of $2,753 of the total outstanding debt discounts leaving an unamortized debt discount $38,824.

Effective February 8, 2013, the Company executed a convertible note payable with a face value of $162,500 in exchange for services provided to the Company in the amount of $115,440 and forgiveness of accounts payable of $47,060. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $162,500. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of March 31, 2013, the Company had recognized amortization on the debt discounts on this note of $7,568 of the total outstanding debt discounts leaving an unamortized debt discounts $154,932.

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

The intrinsic value of the beneficial conversion features and the debt discounts associated with equity issued in connection with the convertible debts has been recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $15,371. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of March 31, 2013, the Company has amortized $2,046 of the total outstanding debt discounts leaving an unamortized debt discount of $15,371.

Lease Commitments.

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

Consolidated Cash Used in Operating Activities

Continuing operating activities in the three months ended March 31, 2013 used cash of $24,508, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for three months ended March 31, 2013 of $652,568 was the primary reason for our negative operating cash flow.  The impact of our consolidated net loss from continuing operations on our condensed consolidated cash flow for the three months ended March 31, 2013 was primarily offset by convertible notes payable executed for services of $115,440, and common stock issued for services of $262,505, both non-cash items, and offset by a decrease in accounts payable and accrued expenses of $70,237, and accrued expenses, related parties of $57,951.

Net cash flow used in discontinued operating activities for the three months ended March 31, 2013 and 2012 was $9,059 and $(15,706), respectively.

Consolidated Cash Used in Investing Activities

We did not use any cash in investing for the three months ended March 31, 2013 or 2012.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the company.  Consolidated net cash flow provided by continuing financing activities for the three months ended March 31, 2013 was $25,000, which consisted of proceeds received from notes payable.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

(Not Applicable)

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Martin Nielson.  Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are not effective, we are, however, still in the process of evaluating and implementing changes in our disclosure controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2013, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited staff to carry out administrative duties: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

 As of the filing of this document, the Company is not aware of any material pending litigation.

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

Item 3.     Defaults upon Senior Securities

Note 11 to our condensed consolidated financial statements record our current defaults on the terms of loan notes that we have issued since October 2011.

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

E-Waste Systems, Inc.

Date:	July 2, 2014

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer, Chief Financial Officer and Director

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