Form 10-Q/A
period 2013-06-30
EWaste Systems, Inc.
filed 2014-08-06
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 3

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 29, 2014, there were 450,115,424 shares of our common stock issued and outstanding..

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

E-Waste Systems, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,196	$139
Accounts receivable, net	47,343	-
Related parties receivable	750	-
Inventory	6,520	-
Prepaid expenses	195,080	-
Total Current Assets	263,889	139

Security deposits	1,589	-
Intangible assets	347,369	-
TOTAL ASSETS	$612,847	$139

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$464,211	$339,684
Accrued expenses, related parties	1,336,584	1,247,355
Deferred revenue	1,657	-
Short-term notes payable	175,000	175,000
Short-term related party convertible notes payable, net	12,000	12,000
Short-term convertible notes payable, net	13,121	13,334
Derivative liability on short-term convertible notes payable	104,619	61,545
Total Current Liabilities	2,107,192	1,848,918

Long term portion of convertible notes payable, net	219,527	177,187
TOTAL LIABILITIES	2,326,719	2,026,105

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized;
873 and 0 shares issued and outstanding, respectively	1	-
Preferred stock, Series B, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 490,000,000 shares authorized;
186,973,353 and 106,504,926 shares issued and outstanding, respectively	186,973	106,505
Additional paid-in capital	2,880,946	904,032
Accumulated deficit	(4,781,792)	(3,036,503)
TOTAL STOCKHOLDERS' DEFICIT	(1,713,872)	(2,025,966)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$612,847	$139

The accompanying notes are an integral part of these condensed consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

NET REVENUES:
Product sales revenue	$168,374	$-	$168,374	$-
Service revenues	88,638	-	88,638	-
TOTAL REVENUES	257,012	-	257,012	-

Cost of sales	143,884	-	143,884	-

GROSS PROFIT	113,128	-	113,128	-

OPERATING EXPENSES
Officer and director compensation	84,895	179,767	224,517	367,567
Professional fees	133,362	28,257	539,094	78,966
Impairment in available for sale securities	730,000	-	730,000	-
General and administrative expenses	229,248	17,478	244,028	36,100
TOTAL OPERATING EXPENSES	1,177,505	225,502	1,737,639	482,633

LOSS FROM OPERATIONS	(1,064,377)	(225,502)	(1,624,511)	(482,633)

OTHER (EXPENSE) INCOME:
Interest expense, net	(108,839)	(2,977)	(169,028)	(8,067)
Change in derivative liability	43,074	-	43,074	7,371
Loss on settlement of contingent consideration	-	-	-	(66,672)
TOTAL OTHER (EXPENSE) INCOME	(65,765)	(2,977)	(125,954)	(67,368)

Loss from Operations before Income Taxes	(1,130,142)	(228,479)	(1,750,465)	(550,001)
Provision for Income Taxes	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(1,130,142)	(228,479)	(1,750,465)	(550,001)

Income (Loss) from Discontinued Operations, net of Income Taxes	(5,416)	(34,506)	3,643	(58,408)
NET LOSS	$(1,135,558)	$(262,985)	$(1,746,822)	$(608,409)

NET LOSS PER COMMON SHARE:
Basic and Diluted Loss per Share from Continuting Operations	$(0.01)	$0.00	$(0.01)	$(0.01)
Basic and Diluted Loss per Share from Discontinued Operations	$0.00	$0.00	$0.00	$0.00
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$0.00	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	152,493,541	101,154,926	136,837,931	100,994,057

The accompanying notes are an integral part of these condensed consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,750,465)	$(550,001)
Adjustment to reconcile net loss to net cash used in operating activities:
Bad debt provision	2,700	-
Origination interest charge	5,556	-
Convertible notes payable executed for services	117,940	-
Amortization of debt discount	86,592	-
Change in derivative liability	43,074	(7,371)
Impairment in available for sale securities	730,000	-
Common stock issued for services	347,533	39,930
Loss on conversion of debt	52,125	-
Contributed capital	40,927	-
Provision for allowance on accounts receivable	-	40,000
Loss on settlement of contingent considerations	-	66,671
Changes in operating assets and liabilities:
Accounts receivable, net	(50,043)	-
Related parties receivable	(750)	-
Inventory	(6,520)	-
Prepaid expenses	24,277	-
Accounts payable and accrued expenses	314,019	(45,567)
Accrued expenses, related parties	226,829	378,630
Deferred revenue	1,657	-

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	185,451	(77,708)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATING ACTIVITIES	3,643	(103,157)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	189,094	(180,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments towards security deposits	(1,589)	-
Payments towards intangible assets	(247,198)	-

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(248,787)	-
NET CASH USED IN INVESTING ACTIVITIES	(248,787)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	73,750	-
Proceeds from notes payable	-	175,000
Proceeeds from contributed capital	-	2,000

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	73,750	177,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	73,750	177,000

Net increase (decrease) in cash and cash equivalents	14,057	(3,865)

Cash and cash equivalents, beginning of period	139	6,493

Cash and cash equivalents, end of period	$14,196	$2,628

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$25,895	$3,711
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Issuance of common stock as payment towards accounts payable and accrued expenses, related parties	$214,808	$-
Intangible assets from investment in Surf	$100,171	$-
Convertible notes payable executed for accounts payable and accrued expenses	$112,284	$-
Debt discounts on convertible notes payable	$309,550	$-
Common stock issued for prepaid services	$219,357	$-
Conversions of convertible notes payable into shares of common stock	$44,445	$140,664
Common stock issued for conversion of preferred stock for settlement of deferred consideration	$-	$378,409

The accompanying notes are an integral part of these condensed consolidated financial statements

E-WASTE SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and December 31, 2012

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

On March 26, 2013, EWSI entered into a set of agreements with XuFu (Shanghai) Co, Ltd, (“XuFu”) a company incorporated in the People’s Republic of China (“PRC”) and formerly known as Yazhuo.  The interests in XuFu were initially consolidated on the Company’s interim financial statements as a Variable Interest Entity (“VIE”) as of March 31, 2013.  The Company has analyzed the controls and processes in place at XuFu and has concluded that consolidation is not proper.  To eliminate any doubt about the accounting treatment as of June 30, 2013, the Company’s Board of Directors has suspended the VIE.  Accordingly, the Company has not consolidated Xufu in the audited financial statements as of and for the six months ended June 30, 2013.  The Company will follow guidance in accordance with ASC 250 “Accounting Changes and Error Corrections” and take the necessary action as soon as practicable with respect to its interim period financial statements.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $1,746,822 and $608,409 during the six months ended June 30, 2013 and 2012, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of June 30, 2013 and operating expenses and capital expenditure requirements for at least twelve months from the consolidated balance sheet date. As of June 30, 2013 and December 31, 2012, the Company had working capital deficits of $1,843,303 and $1,848,779, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RESTATEMENT

On March 26, 2013, EWSI entered into a set of agreements with XuFu (Shanghai) Co, Ltd, (“XuFu”) a company incorporated in the People’s Republic of China (“PRC”) and formerly known as Yazhuo.  The interests in XuFu were initially consolidated on the Company’s interim financial statements as a Variable Interest Entity (“VIE”) as of March 31, 2013, June 30, 2013, and September 30, 2013.  Upon further analysis, prior to filing its 10-K for the year ended December 31, 2013, the Company concluded that consolidation was not proper.  Accordingly, the Company has not consolidated Xufu in the quarterly statements for the six months ended June 30, 2013.

The following represents the changes to the restated consolidated financial statements as of and for the six months ended June 30, 2013:

Condensed Consolidated Balance Sheets
(Unaudited)

	Restated	Amended
	June 30, 2013	June 30, 2013	Differences
ASSETS
Current Assets
Cash	$14,196	$121,543	$(107,347)
Accounts receivable	47,343	1,493,490	(1,446,147)
Prepaid assets	195,080	195,081	(1)
Related parties receivable	750	-	750
Inventory	6,520	38,746	(32,226)
Other current assets	-	71,893	(71,893)
Marketable securities, available-for-sale	-	880,000	(880,000)
Total Current Assets	263,889	2,800,753	(2,536,864)

License fees receivables	-	375,000	(375,000)
Security deposits	1,589	-	1,589
Intangible assets, net	347,369	347,369	-
Other assets	-	1,942	(1,942)
Total Assets	$612,847	$3,525,064	$(2,912,217)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$464,211	$2,137,146	$(1,672,935)
Accounts payable - related party	1,336,584	1,319,675	16,909
Deferred revenue	1,657	-	1,657
Short-term notes payable	175,000	397,928	(222,928)
Short-term related party convertible notes payable, net	12,000	12,000	-
Short-term convertible notes payable, net	13,121	13,126	(5)
Derivative liability on short-term convertible notes payable	104,619	131,957	(27,338)
Total Current Liabilities	2,107,192	4,011,832	(1,904,640)

Long-Term Liabilities
Long-term convertible notes payable, net	219,527	155,528	63,999
Total Long-Term Liabilities	219,527	155,528	63,999
Total Liabilities	2,326,719	4,167,360	(1,840,641)

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 873 and 0 shares issued and outstanding, respectively	1	2	(1)
Common stock, $0.001 par value; 490,000,000 shares authorized, 186,973,353 and 106,504,926 shares issued and outstanding, respectively	186,973	197,198	(10,225)
Additional paid-in capital	2,880,946	2,919,847	(38,901)
Stock subscription receivable	-	(88,000)	88,000
Accumulated other comprehensive income	-	(514)	514
Accumulated deficit	(4,781,792)	(3,670,829)	(1,110,963)
Total Stockholders' Deficiency	(1,713,872)	(642,296)	(1,071,576)

Total Liabilities and Stockholders' Deficiency	$612,847	$3,525,064	$(2,912,217)

The accompanying notes are an integral part of these condensed consolidated financial statements

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	Restated	Amended		Restated	Amended
	June 30, 2013	June 30, 2013	Differences	June 30, 2013	June 30, 2013	Differences

Product sales revenue	$168,374	$1,673,684	$(1,505,310)	$168,374	$1,677,688	$(1,509,314)
Service revenue	88,638	763,624	(674,486)	88,638	763,624	(674,986)
Revenues from license fees	-	300,000	(300,000)	-	525,000	(525,000)
Total Revenues	257,012	2,737,308	(2,480,296)	257,012	2,966,312	(2,709,300)

Cost of goods sold	143,884	2,534,626	(2,390,742)	143,884	2,536,765	(2,392,881)
Gross Margin	113,128	202,682	(89,554)	113,128	429,547	(316,419)

Operating Expenses
Officer and director compensation	84,895	107,009	(22,114)	224,517	238,631	(14,114)
Professional fees	133,362	139,910	(6,548)	539,094	584,426	(45,332)
Impairment in available for sale securities	730,000	-	730,000	730,000	-	730,000
General and administrative	229,248	53,859	175,389	244,028	82,388	161,640
Total Operating Expenses	1,177,505	300,778	876,727	1,737,639	905,445	832,194

Loss from Operations	(1,064,377)	(98,096)	(966,281)	(1,624,511)	(475,898)	(1,148,613)

Other Income/(Expenses)
Interest expense	(108,839)	(98,055)	(10,784)	(169,028)	(216,348)	47,320
Gain (loss) on derivative liability	43,074	48,943	(5,869)	43,074	52,468	(9,394)
Foreign currency transaction gain	-	-			5,149	(5,149)
Gain (loss) on settlement of contingent consideration	-	303	(303)	-	303	(303)
Total Other Income/(Expenses)	(65,765)	(48,809)	(16,956)	(125,954)	(158,428)	(32,474)

Loss from Operations before Income Taxes	(1,130,142)	(146,905)	(983,237)	(1,750,465)	(634,326)	(1,116,139)
Provision for Income Taxes	-	-	-	-	-	-

Net Loss from Continuing Operations	(1,130,142)	(146,905)	(983,237)	(1,750,465)	(634,326)	(1,116,139)
Loss from Discontinued Operations, net of Income Taxes	(5,416)	-	(5,416)	3,643	-	3,643
Net Loss	$(1,135,558)	$(146,905)	$(988,653)	$(1,746,822)	$(634,326)	$(1,112,496)

Other Comprehensive Income
Foreign currency translation adjustments	-	506	(506)	-	514	(514)
Total Other Comprehensive Income	$(1,135,558)	$(146,399)	$(989,159)	$(1,746,822)	$(633,812)	$(1,113,010)

Basic and Diluted Loss per Share from Continuing Operations	$(0.01)	$0.00	$(0.01)	$(0.01)	$0.00	$(0.01)
Basic and Diluted loss per Share from Discontinued Operations	$(0.00)	$0.00	$0.00	$0.00	$0.00	$0.00
Net loss per share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	152,493,541	168,646,462	(16,152,921)	136,837,931	146,030,725	(9,192,794)

The accompanying notes are an integral part of these condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Restated	Amended
	June 30, 2013	June 30, 2013	Differences

Cash Flows From Operating Activities:
Net Loss	$(1,750,465)	$(634,326)	$(1,116,139)
Adjustments to reconcile net loss to net cash used in operations
Currency translation gain	-	-	-
Amortization of debt discounts	86,592	61,361	25,231
Origination interest on derivative liability	5,556	136,040	(130,484)
Change in derivative liability	43,074	(52,468)	95,542
Debt issued for services	-	17,417	(17,417)
Common stock issued for services	347,533	612,607	(265,074)
Bad debt provision	2,700	-	2,700
Contributed capital	40,927	-	40,927
Convertible notes payable executed for services	117,940	-	117,940
Loss on conversion of debt	52,125	-	52,125
Impairment in available for sale securities	730,000	-	730,000
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts and other receivables	(50,043)	(1,513,227)	1,463,184
(Increase)/Decrease in related parties receivable	(750)	-	(750)
(Increase)/Decrease in inventory	(6,520)	(34,989)	28,469
(Increase)/Decrease in prepaid expenses	24,277	(195,080)	219,357
(Increase)/Decrease in license fees receivable	-	(527,467)	527,467
Increase/(Decrease) in accounts payable and accrued expenses	314,019	2,112,130	(1,798,111)
Increase/(Decrease) in accrued expenses - related party	226,829	-	226,829
Increase/(Decrease) in deferred revenue	1,657	-	1,657
Net Cash Used In Continuing Operating Activities	185,451	(18,002)	203,453
Net Cash Provided by Discontinued Operating Activities	3,643	-	3,643
Net Cash Used in Operating Activities	189,094	(18,002)	207,096

Cash Flows From Investing Activities:
Payments towards security deposits	(1,589)	-	(1,589)
Cash acquired with purchase of subsidiary	-	42,549	(42,549)
Payments towards intangible assets	(247,198)	-	(247,198)
Net Cash Used In Continuing Investing Activities	(248,787)	42,549	(291,336)
Net Cash Used In Discontinued Investing Activities	-	-	-
Net Cash Used In Investing Activities	(248,787)	42,549	(291,336)

Cash Flows From Financing Activities:
Proceeds from notes payable	73,750	82,500	(8,750)
Net Cash Provided by Continuing Financing Activities	73,750	82,500	(8,750)
Net Cash Provided by Discontinued Financing Activities	-	-	-
Net Cash Provided by Financing Activities	73,750	82,500	(8,750)

Effects of exchange rates on cash	-	14,357	(14,357)

Net Increase / (Decrease) in Cash	14,057	121,404	(107,347)
Cash at Beginning of Period	139	139	-

Cash at End of Period	$14,196	$121,543	$(107,347)

Supplemental disclosure of cash flow information:

Cash paid for interest	$25,895	$-	$25,895
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discounts on convertible notes payable	$309,550	$219,841	$89,709
Preferred stock issued for marketable securities	$-	$880,000	$(880,000)
Preferred stock issued for acquisition of subsidiary	$-	$250,184	$(250,184)
Common stock issued for intangible assets	$100,171	$77,185	$22,986
Common stock issued for conversion of debt	$44,445	$336,281	$(291,836)
Contributed capital on agreement with variable interest entity	-	$15,340	$(15,340)
Issuance of common stock as payment towards accounts payable and accrued expenses, related parties	$214,808	$-	$214,808
Convertible notes payable executed for accounts payable and accrued expenses	$112,284	$-	$112,284
Common stock issued for prepaid services	$219,357	$-	$219,357

The accompanying notes are an integral part of these condensed consolidated financial statements

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

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $14,196 and $139 at June 30, 2013 and the year ended December 31, 2012, respectively.

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

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at June 30, 2013 and December 31, 2012.

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

For the six months ended June 30, 2013 and 2012, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company does not have any potentially dilutive instruments as of June 30, 2013 and, thus, anti-dilution issues are not applicable.

At June 30, 2013, there were no stock options.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2013 and December 31, 2012, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis June 30, 2013	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	-	-	(104,619)	(104,619)
	$-	$-	$(104,619)	$(104,619)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	-	-	(61,545)	(61,545)
	$-	$-	$(61,545)	$(61,545)

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ending June 30, 2013 and the year ended December 31, 2012 are reflected in Note 7.

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

Under our stock compensation plan (the “Stock Plan”) which is registered under Form S8, or through newly issued restricted common stock, we pay qualified contractors and advisors common shares in lieu of compensation for services provided including business development, management, technology development, consulting, legal services and accounting services

Share-based expense for the six months ended June 30, 2013 and 2012 was $347,533 and $0, respectively.

Reclassifications

Certain balances in previously issued financial statements have been reclassified to be consistent with current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements for the six months ended June 30, 2013 include the accounts of the Company and its wholly-owned subsidiaries, E-Waste Systems of Ohio, Inc. and Surf Investments, Ltd. (“Surf”). All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk

SURF

For the six months ended June 30, 2013, Customer A accounted for 20.2% of the Surf’s net revenue and approximately 17.3% of the company’s total accounts receivables. Customer B accounted for approximately 18.5% of Surf’s net revenue and approximately 11.2% for the company’s total accounts receivables for the six months ended June 30, 2013. Customer C accounted for approximately 51.7% of the Company’s total accounts receivable for the six months ended June 30, 2013.

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers a number of factors, including historical losses, current receivables aging reports, the counter party’s current ability to pay its obligation to the Company, and existing industry. The Company reviews its allowances every month. Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability. During the six months ended June 30, 2013 and the year ended December 31, 2012, $2,700 and $0 of receivables were charged off against the allowance, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. Pursuant to ASC 320-5, other than temporary impairment losses are recorded as impairment expense in the statement of operations during the period in which the impairment is determined.  The Company recorded an impairment expense of $730,000 as of June 30, 2013.

Intangible Assets

Intangible assets are recorded at the costs associated with the asset. These assets are then amortized using the straight-line method over the remaining useful economic life of each asset type. At each consolidated balance sheet date, the unamortized capitalized cost of the each intangible asset will be compared to the net realizable value of that asset. If the unamortized capitalized cost exceeds the net realizable value, then the difference will be written down to the net realizable value.  The Company did not record an impairment expense as of June 30, 2013.

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

Computer Software	5 years

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

The Company did not have deferred income tax assets as of June 30, 2013 resulting from net operating losses and future amortization deductions, which would have been fully offset by valuation allowances.  The valuation allowances would have been established equal to the full amounts of the deferred tax assets, as the Company would not have been assured that it would have been more likely than not that those benefits would be realized.

Reconciliation between the statutory United States corporate income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

Six months ended June 30, 2013 and the year ended December 31, 2012	2013	2012

Income tax benefit at Federal statutory rate of 35%	$(556,480)	$(500,368)
State Income tax benefit at 8.84%, net of Federal effect	(154,180)	(138,634)
Permanent and other differences	-	-
Change in valuation allowance	710,660	639,002
Total	$-	$-

Components of deferred tax assets were approximately as follows:

As at June 30, 2013 and December 31, 2012	2013	2012

Net operating loss	$4,761,000	$3,037,000
Asset impairment	-	-
Valuation allowance	(4,761,000)	(3,037,000)
Total	$-	$-

At June 30, 2013 the Company has available net operating losses of approximately $4,761,000 which may be carried forward to apply against future taxable income. These losses will expire in 2031. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

NOTE 5– DISCONTINUED OPERATIONS

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2013 and December 31, 2012:

	2013	2012

Computer Software	$2,424	$-
Less: accumulated depreciation	(2,424)	-

Property and Equipment, Net	$-	$-

Depreciation expense for the six months ended June 30, 2013 and 2012 was $0 and $0, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Transactions Involving Non-Officers and Directors

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $714 and $714 of interest expense for the six months ended June 30, 2013 and 2012 on the related party convertible note payable leaving a balance in accrued interest of $2,411 and $1,697 as of June 30, 2013 and December 31, 2012, respectively. The note has been extended and has a maturity date of October 28, 2014.

On May 1, 2013, the Company issued 1,500,000 shares of common stock to an employee for past obligations due.

During the six months ended June 30, 2013, the Company had receivables from related parties totaling $750.  These receivables are expected to be paid back in full in the subsequent months.

Transactions Involving Officers and Directors

During the six months ended June 30, 2013, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer and Director at $0.008 per share for officer compensation of $8,000.  The Company also issued 10,000,000 shares of common stock to the Company’s Chief Executive Officer and Director at $0.0125 per share for accrued officer compensation of $125,000.  The Company also issued 1,800,000 shares of S-8 registered shares at $.0070 per share valued at $12,600 for accrued officer compensation to the Company’s Chief Executive Officer and Director.  The Company also recorded $172,554 of additional officer compensation leaving an ending balance of $1,254,084 in accrued officer and director compensation at June 30, 2013.

NOTE 8 – NOTES AND LOANS PAYABLE

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $714 and $714 of interest expense on the related party convertible note payable for the six months ended June 30, 2013 and 2012, respectively. Leaving a balance in accrued interest of $2,411 and $1,697 as of June 30, 2013 and the year ended December 31, 2012, respectively.

Effective February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14%, are unsecured and are due on demand. During the six months ended June 30, 2013, the Company recognized $5,207 of interest expense on these notes payable leaving balances in accrued interest of $14,516 and $9,309, respectively as of June 30, 2013 and December 31, 2012.

Effective April 3, 2013 the Company entered into a settlement agreement with a note holder whereby the Company would pay interest to the note holder from inception of the two notes through and including May 31, 2013. Payment of the interest due of $13,653 was made in the form of 2,185,879 shares of Rule 144 Unrestricted common stock.

Effective February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a Line of Credit. The funds were to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14% and is due on March 24, 2013. On April 22, 2013 the Company issued 1,029,479 shares of the Company’s common stock in payment of all interest from inception of the note through May 31, 2013. The note holder has agreed to accept no payment on the principal amount of the note for the present time, and interest will continue to accrue on the note beginning with June 1, 2013 through the time the note is completely retired. During the period ended June 30, 2013 the Company recognized $8,972 of interest expense and made no payments on this promissory note leaving a balance of $1,167 accrued interest of as of June 30, 2013.

Effective August 27, 2012, the Company executed a convertible promissory note in the principal sum of $150,000. The consideration to be provided by the note holder is no more than $135,000. A $13,500 (10%) original issue discount (“OID”) applies to the principal sum. The note holder made payments to the Company of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012, and $50,000 through the six months ended June 30, 2013. The principal sum due to the note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees. The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The OID in respect of the consideration received on the date of execution equaled $4,445 for the year ended December 31, 2012, and $5,556 for the six months ended June 30, 2013.

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

Effective June 13, 2013, the note holder elected to convert $7,357 of the principal balance resulting in the issuance of 2,981,397 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $168 to interest expense.

The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $44,445 on the payment dates of the note for the year ended December 31, 2012, and $124,097 and $55,556 for the six months ended June 30, 2013. As of June 30, 2013 and December 31, 2012, the Company had recognized amortization on debt discounts on these notes of $41,841 and $37,814, leaving unamortized debt discounts of $44,826 and $31,111, respectively. See Note 9 for treatment of derivative liability associated with convertible notes payable.

Effective December 31, 2012, the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500. On the same date and under the same terms, the Company executed two other convertible notes payable with face values of $11,000 and $29,000 in exchange for services provided to the Company. The notes are unsecured, bear interest at 6% per annum and are due on December 31, 2015. The notes are also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with these convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $25,313. The discount will be amortized and recorded to the statement of operations over the stated term of the notes and is included within interest expense. As of June 30, 2013 and December 31, 2012, the Company had recognized amortization on the debt discounts on these note of $12,321 and $-0- of the total outstanding debt discounts leaving an unamortized debt discounts of $12,992 and $25,313, respectively.

On January 18, 2013, the Company executed a convertible note payable with a face value of $41,557 in exchange for services provided to the Company. This note is unsecured, bears interest at 6% per annum and is due January 18, 2016. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debt was recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $41,557. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of June 30, 2013, the Company had recognized amortization on the debt discounts on this note of $6,206 of the total outstanding debt discounts leaving an unamortized debt discount $35,371.

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

The intrinsic value of the beneficial conversion features and the debt discounts associated with equity issued in connection with the convertible debts has been recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $15,371. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of June 30, 2013, the Company has amortized $2,760 the total outstanding debt discounts leaving an unamortized debt discount of $14,657

Effective June 3, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due June 2, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $51,382 and debt discount of $32,500 on the payment dates of the note for the period ended June 30, 2013.  As of June 30, 2013, the Company had recognized amortization on debt discounts on these notes of $2,391 leaving unamortized debt discounts of $30,109. See Note 9 for treatment of derivative liability associated with convertible notes payable.

The components of notes payable are summarized in the table below:

	June 30, 2013	December 31, 2012

Convertible note payable to a related party, bearing interest at 12%, unsecured, due on October 28, 2012 (note is in default)	$12,000	$12,000
Notes payable to an unrelated party, bearing interest at 14%, unsecured, due on demand	75,000	75,000
Note payable to an unrelated party, bearing interest at 14%, unsecured, due on March 24, 2013 (note is in default)	100,000	100,000
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 27, 2013 and due on October 10, 2013.	-	44,445
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on February 27, 2014 and due on June 12, 2014	55,556	-
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, April 14, 2014	32,500	-
Discounts on short-term convertible notes payable	(74,935)	(31,111)
Total short-term debt	$200,121	$200,334

Derivative liability on short-term convertible notes	$104,619	$61,545

Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	$11,000	$11,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	29,000	29,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	162,500	162,500
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on January 18, 2016	41,557	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on February 8, 2016	162,500	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on March 5, 2016	17,417	-
Discounts on long term portion of convertible notes payable	(204,447)	(25,313)
Total long-term debt	$219,527	$177,187

NOTE 9 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The conversion terms of the convertible notes executed on June 3, 2013, and June 11, 2013 (total unpaid face value of $170,278) are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. As a result, the Company has determined that the conversion features imbedded in the notes are not considered to be solely indexed to the Company’s own stock and are therefore not afforded equity treatment. In accordance with ASC 815, the Company has bi-furcated the conversion feature of the note and recorded a derivative liability.

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

At June 30, 2013, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.66 and 0.95 years, a risk free rate of 0.15%, and annualized volatility of 232.29% and determined that, during the six months ended June 30, 2013, the Company’s derivative liability increased by $43,074 to $104,619. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 200,000 shares set aside as Series A Convertible Preferred Stock with a par value of $0.001.  As of June 30, 2013, and December 31, 2012, there were 873 and 0 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

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

Preferred Stock Activity for the six months ended June 30, 2013

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

Common Stock

The Company’s board of directors and majority shareholder approved an amendment to the Articles of Incorporation for the purpose of increasing the authorized common stock from 190,000,000 shares to 490,000,000 shares. The Company’s authorized shares of preferred stock were not affected in this corporate action. As of June 30, 2013 and December 31, 2012, there were 186,973,353 and 106,504,926 shares of common stock issued and outstanding, respectively.

Common Stock Activity for the six months ended June 30, 2013

During the six months ended June 30, 2013, the Company issued 23,172,301 shares of common stock at prices ranging from $0.006 to $0.019 per share for services valued at $347,534. The value of the shares issued for services was based on the trading price of the Company’s common stock on the date of issuance.

During the six months ended June 30, 2013, the Company issued 30,733,664 shares of common stock at $0.0049 to $0.0164 per share for settlement of all accounts payable, accrued expense, accrued interest and debt transactions valued at $311,444. The value of shares issued for settlement of debt was based on the trading price of the Company’s common stock on the date of issuance or the face value of the debt extinguished.

During the six months ended June 30, 2013, the Company recorded $309,550 to additional paid-in capital for debt discounts recorded on convertible notes payable, and $39,327 as permanent equity in connection with convertible notes.

During the six months ended June 30, 2013, the Company issued 5,396,462 shares of common stock for intangible assets in connection with the acquisition of Surf at $0.009 to $0.01 per share valued at $52,916.

During the six months ended June 30, 2013, the Company issued 21,166,000 shares of common stock for prepaid services at $0.006 to $0.015 per share valued at $219,357.  All prepaid expenses are to be realized in the subsequent quarter.

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

Background

2013 Operations

EWSI completed two transactions in US during 2013: Surf/CPU and 2TRG

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

Subsidiary

The operative units such as EW California and EW Cincinnati are involved into directly recycling/refurbishing operations. The other ones such as EW Ltd, EWS Italy, EW Mediterranean and EWS Bharat are focused on the commercial expansion of the business through new ventures and of the brand through licenses.

Looking for new ways for an efficient and effective use of technology, EWSI is developing with its tech partners miniaturized recycling equipment to be provided to local partners in order to achieve a more efficient transportation.
Further efforts have been put into expanding implementation of equipment for recycling of air conditioning hardware and refrigerators. Those two specific home appliances are becoming a sensitively big number in the ewaste stream and providing a complete recycling solution, including insulation,

Recent developments with a US R&D firm brought into signing a letter of interest to test a Rare Earths Elements sorting technology into one of the EWSI’s operational sites in the US. REE are sorting is one of the last step into achieving the 100% no-landfill policy that EWSI is voluntarily committed to.

In the first quarter of 2013, EWSI began a focused operation to enter into the market in China and signed a series of agreements designed to increase revenues. Those agreements provided for EWSI to ‘manage’ the companies leasing and operating the business assets. This business model is becoming more and more popular since most of the companies in China do not support their accounting with auditing. The commercial strategy behind this is that an healthy financial audited company has more possibilities to raise capital or become target for an acquisition.

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

●     EWS International

The publicly traded company holding the group. It is fully reporting to the SEC and works on fully auditable open book bases. Provides centralized organization even though each company branch maintains its statutory independency.

The processes performed are referred to tree main functions:

●   Compliance
●   Finance
●   Governance

●     eWaste

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

●    eVolve

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

●     eIncubator

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

Notwithstanding the decision to dispose of part of our operations in EWSO, management continues to focus on the execution of the business strategy and to pursue acquisition targets suitable for this operation.

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

Consolidated Results of Operations for E-Waste Systems, Inc.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues – Continuing Operations

We generated revenue of $257,012 during the six months ended June 30, 2013, compared with $0 for the six months ended June 30, 2012.

Cost of Sales – Continuing Operations

Cost of sales was $143,884 for the six months ended June 30, 2013 compared with $0 for the six months ended June 30, 2012.

Gross Profit – Continuing Operations

Gross profit for the six months ended June 30, 2013 was $113,128, compared to gross profit of $0 for the six months ended June 30, 2012.

Operating Expenses – Continuing Operations

We incurred operating expenses of $1,737,639 and $482,633 for the six months ended June 30, 2013 and 2012, respectively.  Our operating expenses for the year ended June 30, 2013 and 2012 consisted of directors’ and officers’ accrued compensation, professional fees, impairment in available for sale securities, and general and administrative expenses.

Operating Expense – Discontinued Operations

We incurred operating expenses of $3,643 for the six months ended June 30, 2013, as compared to operating expenses of $58,408 in the six months ended June 30, 2012.  The reason for the negative operating expenses is due to write offs of debt.

Other Expenses – Continuing Operations

We incurred net other expenses of $125,954 and $67,368 for the six months ended June 30, 2013 and 2012, respectively.

Other Expenses – Discontinued Operations

We incurred net other expenses of $8,972 for the six months ended June 30, 2013, as compared with net other expenses of $0 for the six months ended June 30, 2012.

Net Loss – Continuing Operations

As a result of the above, we reported a net loss from continuing operations of $1,750,465 and $550,001 for the six months ended June 30, 2013 and 2012, respectively.

Net Loss – Discontinued Operations

As a result of the above, for the six months ended June 30, 2013 and 2012, we reported net income from discontinued operations of $3,643 and $(58,408), respectively.

Liquidity and Capital Resources

As of June 30, 2013, our consolidated balance sheet presented total current assets of $263,889 and total current liabilities of $2,107,192 which resulted in a working capital deficit of $1,843,303.

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

Contractual Obligations

Notes Payable

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $714 and $714 of interest expense on the related party convertible note payable for the six months ended June 30, 2013 and 2012, respectively. Leaving a balance in accrued interest of $2,411 and $1,697 as of June 30, 2013 and the year ended December 31, 2012, respectively.

Effective February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14%, are unsecured and are due on demand. During the six months ended June 30, 2013, the Company recognized $5,207 of interest expense on these notes payable leaving balances in accrued interest of $14,516 and $9,309, respectively as of June 30, 2013 and December 31, 2012.

Effective April 3, 2013 the Company entered into a settlement agreement with a note holder whereby the Company would pay interest to the note holder from inception of the two notes through and including May 31, 2013. Payment of the interest due of $13,653 was made in the form of 2,185,879 shares of Rule 144 Unrestricted common stock.

Effective February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a Line of Credit. The funds were to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14% and is due on March 24, 2013. On April 22, 2013 the Company issued 1,029,479 shares of the Company’s common stock in payment of all interest from inception of the note through May 31, 2013. The note holder has agreed to accept no payment on the principal amount of the note for the present time, and interest will continue to accrue on the note beginning with June 1, 2013 through the time the note is completely retired. During the period ended June 30, 2013 the Company recognized $8,972 of interest expense and made no payments on this promissory note leaving a balance of $1,167 accrued interest of as of June 30, 2013.

Effective August 27, 2012, the Company executed a convertible promissory note in the principal sum of $150,000. The consideration to be provided by the note holder is no more than $135,000. A $13,500 (10%) original issue discount (“OID”) applies to the principal sum. The note holder made payments to the Company of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012, and $50,000 through the six months ended June 30, 2013. The principal sum due to the note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees. The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The OID in respect of the consideration received on the date of execution equaled $4,445 for the year ended December 31, 2012, and $5,556 for the six months ended June 30, 2013.

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

Effective June 13, 2013, the note holder elected to convert $7,357 of the principal balance resulting in the issuance of 2,981,397 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $168 to interest expense.

The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $44,445 on the payment dates of the note for the year ended December 31, 2012, and $124,097 and $55,556 for the six months ended June 30, 2013. As of June 30, 2013 and December 31, 2012, the Company had recognized amortization on debt discounts on these notes of $41,841 and $37,814, leaving unamortized debt discounts of $44,826 and $31,111, respectively. See Note 9 for treatment of derivative liability associated with convertible notes payable.

Effective December 31, 2012, the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500. On the same date and under the same terms, the Company executed two other convertible notes payable with face values of $11,000 and $29,000 in exchange for services provided to the Company. The notes are unsecured, bear interest at 6% per annum and are due on December 31, 2015. The notes are also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with these convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $25,313. The discount will be amortized and recorded to the statement of operations over the stated term of the notes and is included within interest expense. As of June 30, 2013 and December 31, 2012, the Company had recognized amortization on the debt discounts on these note of $12,321 and $-0- of the total outstanding debt discounts leaving an unamortized debt discounts of $12,992 and $25,313, respectively.

On January 18, 2013, the Company executed a convertible note payable with a face value of $41,557 in exchange for services provided to the Company. This note is unsecured, bears interest at 6% per annum and is due January 18, 2016. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debt was recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $41,557. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of June 30, 2013, the Company had recognized amortization on the debt discounts on this note of $6,206 of the total outstanding debt discounts leaving an unamortized debt discount $35,371.

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

The intrinsic value of the beneficial conversion features and the debt discounts associated with equity issued in connection with the convertible debts has been recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $15,371. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of June 30, 2013, the Company has amortized $2,760 the total outstanding debt discounts leaving an unamortized debt discount of $14,657

Effective June 3, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due June 2, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $51,382 and debt discount of $32,500 on the payment dates of the note for the period ended June 30, 2013.  As of June 30, 2013, the Company had recognized amortization on debt discounts on these notes of $2,391 leaving unamortized debt discounts of $30,109. See Note 9 for treatment of derivative liability associated with convertible notes payable.

The components of notes payable are summarized in the table below:

	June 30, 2013	December 31, 2012

Convertible note payable to a related party, bearing interest at 12%, unsecured, due on October 28, 2012 (note is in default)	$12,000	$12,000
Notes payable to an unrelated party, bearing interest at 14%, unsecured, due on demand	75,000	75,000
Note payable to an unrelated party, bearing interest at 14%, unsecured, due on March 24, 2013 (note is in default)	100,000	100,000
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 27, 2013 and due on October 10, 2013.	-	44,445
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on February 27, 2014 and due on June 12, 2014	55,556	-
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, April 14, 2014	32,500	-
Discounts on short-term convertible notes payable	(74,935)	(31,111)
Total short-term debt	$200,121	$200,334

Derivative liability on short-term convertible notes	$104,619	$61,545

Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	$11,000	$11,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	29,000	29,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	62,500	162,500
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on January 18, 2016	41,557	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on February 8, 2016	162,500	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on March 5, 2016	17,417	-
Discounts on long term portion of convertible notes payable	(204,447)	(25,313)
Total long-term debt	$219,527	$177,187

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

Consolidated Cash From Operating Activities

Continuing operating activities of the Company in the six months ended June 30, 2013 provided cash of $185,451, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for the six months ended June 30, 2013 of $1,750,465 had a negative impact on operating cash flow.  The impact of consolidated net loss from continuing operations on our consolidated operating cash flow was substantially offset by convertible notes executed for services of $117,940, impairment in available for sale securities of $730,000, common stock issued for services of $347,533, and change in accounts payable and accrued expenses of $314,019, and accrued expenses, related party of $226,829.

For the six months ended June 30, 2013 and 2012, net cash provided by (used in) discontinued operating activities were $3,643 and $(103,157), respectively.

Consolidated Cash From Investing Activities

We had used cash totaling $248,787 for investing activities from continuing operations for the six months ended June 30, 2013.  This consisted of $1,589 used towards security deposits, and $247,198 used to develop the Company through intangible assets.

We did not use any cash for discontinued investing activities in June 30, 2013 or 2012.

Consolidated Cash From Financing Activities

We have financed our operations primarily from loans made to the Company.  Consolidated net cash provided by continuing financing activities for the six months ended June 30, 2013 was $73,750, which fully consisted of proceeds from convertible notes payable, compared to $177,000 of net cash provided by continuing financing activities, which consisted of $175,000 if proceeds from notes payable, and $2,000 of proceeds from contributed capital.

We did not use any cash for discontinued financing activities in June 30, 2013 or 2012.

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full description of our accounting policies as required by GAAP, refer to our consolidated financial statements for the year ended December 31, 2013, that are included in the Annual Report on Form 10-K. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are described in our consolidated financial statements for the year ended December 31, 2013.

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

Not Required

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

E-Waste Systems, Inc.

Date:	August 5, 2014

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer. Chief Financial Officer and Director

E-Waste Systems, Inc.
(the “Registrant”)
(Commission File No. 000-54657)
Exhibit Index
To Quarterly Report on Form 10-Q/A
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