Form 10-Q/A
period 2013-09-30
EWaste Systems, Inc.
filed 2014-08-06
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 4

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 29,2014, there were 450,115,424 shares of our common stock issued and outstanding..

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

E-Waste Systems, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$45,246	$139
Accounts receivable, net	47,131	-
Related parties receivable	750	-
Inventory	6,520	-
Total Current Assets	99,647	139

Property and equipment, net	-	-
Security deposits	1,589	-
Intangible assets	345,605	-
Investments	285,573	-
TOTAL ASSETS	$732,414	$139

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$448,493	$339,684
Accrued expenses, related parties	1,228,738	1,247,355
Deferred revenue	2,046
Short-term notes payable	137,500	175,000
Short-term related party convertible notes payable, net	12,000	12,000
Short-term convertible notes payable, net	35,177	13,334
Derivative liability on short-term convertible notes payable	306,790	61,545
Total Current Liabilities	2,170,744	1,848,918

Long term portion of convertible notes payable, net	230,944	177,187
TOTAL LIABILITIES	2,401,688	2,026,105

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized;
1,903 and 0 shares issued and outstanding, respectively	2	-
Preferred stock, Series B, $0.001 par value, 10,000,000 shares authorized;
195,000 and 0 shares issued and outstanding, respectively	195	-
Common stock, $0.001 par value, 490,000,000 shares authorized;
232,560,140 and 106,504,926 shares issued and outstanding, respectively	232,560	106,505
Additional paid-in capital	5,840,314	904,032
Accumulated deficit	(7,742,345)	(3,036,503)
TOTAL STOCKHOLDERS' DEFICIT	(1,669,274)	(2,025,966)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$732,414	$139

The accompanying notes are an integral part of these consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

NET REVENUES:
Product sales revenue	$106,041	$-	$274,415	$-
Service revenues	71,483	-	160,121	-
TOTAL REVENUES	177,524	-	434,536	-

Cost of sales	105,755	-	249,639	-

GROSS PROFIT	71,769	-	184,897	-

OPERATING EXPENSES
Officer and director compensation	313,590	241,582	538,107	608,024
Professional fees	1,532,155	12,436	2,071,249	91,402
Impairment in available for sale securities	715,000	-	1,445,000	-
General and administrative expenses	101,107	1,965	345,135	39,190
TOTAL OPERATING EXPENSES	2,661,852	255,983	4,399,491	738,616

LOSS FROM OPERATIONS	(2,590,083)	(255,983)	(4,214,594)	(738,616)

OTHER (EXPENSE) INCOME:
Interest expense, net	(78,651)	(19,231)	(247,679)	(27,298)
Change in derivative liability	(288,319)	2,593	(245,245)	9,964
Loss on settlement of contingent consideration	-	-	-	(66,671)
TOTAL OTHER (EXPENSE) INCOME	(366,970)	(16,638)	(492,924)	(84,005)

Loss from Operations before Income Taxes	(2,957,053)	(272,621)	(4,707,518)	(822,621)
Provision for Income Taxes	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(2,957,053)	(272,621)	(4,707,518)	(822,621)

Gain (Loss) from Discontinued Operations, net of Income Taxes	(3,500)	(30,659)	143	(89,068)
Loss on disposal of discontinued operations	-	(46,609)	-	(46,609)
NET LOSS	$(2,960,553)	$(349,889)	$(4,707,375)	$(958,298)

NET LOSS PER COMMON SHARE:
Basic and Diluted Loss per Share from Continuing Operations	$(0.01)	$0.00	$(0.03)	$(0.01)
Basic and Diluted Loss per Share from Discontinued Operations	$0.00	$0.00	$0.00	$0.00
NET LOSS PER SHARE - BASIC AND DILUTED	$0.01	$0.00	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	228,588,198	102,872,317	166,317,420	101,632,600

The accompanying notes are an integral part of these condensed consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(4,707,518)	$(822,621)
Adjustment to reconcile net loss to net cash used in operating activities:
Bad debt provision	2,700	-
Amortization of intangible assets	21,594	-
Origination interest charge	10,556	-
Convertible notes payable executed for services	117,940	-
Amortization of debt discount	158,843	16,223
Change in derivative liability	245,245	(9,964)
Impairment in available for sale securities	1,445,000	-
Common stock issued for services	2,104,255	93,930
Loss on conversion of debt	43,970	-
Contributed capital	95,420	-
Loss on settlement of contingent considerations	-	66,671
Changes in operating assets and liabilities:
Accounts receivable, net	(49,831)	-
Related parties receivable	(750)	-
Inventory	(6,520)	-
Accounts payable and accrued expenses	309,735	(55,579)
Accrued expenses, related parties	322,271	561,737
Deferred revenue	2,046	-

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	114,956	(149,603)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATING ACTIVITIES	143	(102,390)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	115,099	(251,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments towards security deposits	(1,589)	-
Payments towards intangible assets	(247,153)	-

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(248,742)	-
NET CASH USED IN INVESTING ACTIVITIES	(248,742)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	178,750	-
Expenses paid on behalf of Company	-	43,500
Proceeds from notes issued	-	200,000
Proceeds from contributed capital	-	2,000

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	178,750	245,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	178,750	245,500

Net increase (decrease) in cash and cash equivalents	45,107	(6,493)

Cash and cash equivalents, beginning of period	139	6,493

Cash and cash equivalents, end of period	$45,246	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$3,710
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Issuance of preferred stock series B as payment towards accrued expenses, related parties	$195,000	$-
Issuance of preferred stock series A and common stock related to investment in GoEZ Deals, Inc.	$285,573	$-
Intangible assets from investment in Surf	$120,046	$-
Convertible notes payable executed for accounts payable and accrued expenses	$112,284	$-
Debt discounts on convertible notes payable	$419,550	$-
Conversions of convertible notes payable into shares of common stock	$120,723	$140,664
Issuance of common stock as payment towards accounts payable, accrued interest and accrued expenses, related parties	$106,473	$-
Common stock issued for conversion of preferred stock and settlement of deferred consideration	$-	$378,409

The accompanying notes are an integral part of these condensed consolidated financial statements

E-WASTE SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013 and December 31, 2012

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

On March 26, 2013, EWSI entered into a set of agreements with XuFu (Shanghai) Co, Ltd, (“XuFu”) a company incorporated in the People’s Republic of China (“PRC”) and formerly known as Yazhuo.  The interests in XuFu were initially consolidated on the Company’s interim financial statements as a Variable Interest Entity (“VIE”) as of March 31, 2013 June 30, 2013 and September 30, 2013.  The Company has analyzed the controls and processes in place at XuFu and has concluded that consolidation is not proper.  To eliminate any doubt about the accounting treatment as of September 30, 2013, the Company’s Board of Directors has suspended the VIE.  Accordingly, the Company has not consolidated Xufu in the audited financial statements as of and for the nine months ended September 30, 2013.  The Company will follow guidance in accordance with ASC 250 “Accounting Changes and Error Corrections” and take the necessary action as soon as practicable with respect to its interim period financial statements.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $4,707,375 and $958,298 during the nine months ended September 30, 2013 and 2012, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of September 30, 2013 and operating expenses and capital expenditure requirements for at least twelve months from the consolidated balance sheet date. As of September 30, 2013 and the year ended December 31, 2012, the Company had working capital deficits of $2,071,097 and $1,848,779, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RESTATEMENT

On March 26, 2013, EWSI entered into a set of agreements with XuFu (Shanghai) Co, Ltd, (“XuFu”) a company incorporated in the People’s Republic of China (“PRC”) and formerly known as Yazhuo.  The interests in XuFu were initially consolidated on the Company’s interim financial statements as a Variable Interest Entity (“VIE”) as of March 31, 2013, June 30, 2013, and September 30, 2013.  Upon further analysis, prior to filing its 10-K for the year ended December 31, 2013, the Company concluded that consolidation was not proper.  Accordingly, the Company has not consolidated Xufu in the quarterly statements for the nine months ended September 30, 2013.

The following represents the changes to the restated consolidated financial statements as of and for the nine months ended September 30, 2013:

Condensed Consolidated Balance Sheets
(Unaudited)

	Restated	Amended
	September 30, 2013	September 30, 2013	Differences
ASSETS
Current Assets
Cash	$45,246	$44,988	$258
Accounts receivable	47,131	2,645,213	(2,598,082)
Related parties receivable	750	-	750
Inventory	6,520	536,984	(530,464)
Other current assets	-	1,009	(1,009)
Marketable securities, available-for-sale	-	1,595,000	(1,595,000)
Total Current Assets	99,647	4,823,194	(4,723,547)

License fees receivables	-	375,000	(375,000)
Security deposits	1,589	-	1,589
Intangible assets, net	345,605	345,605	-
Investments	285,573	285,573	-
Other assets	-	1,942	(1,942)
Total Assets	$732,414	$5,831,314	$(5,098,900)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$448,493	$2,153,861	$(1,705,368)
Accounts payable - related party	1,228,738	1,216,222	12,516
Checks in excess of bank	-	1,258,168	(1,258,168)
Deferred revenue	2,046	-	2,046
Short-term notes payable	137,500	360,428	(222,928)
Short-term related party convertible notes payable, net	12,000	12,000	-
Short-term convertible notes payable, net	35,177	35,197	(20)
Derivative liability on short-term convertible notes payable	306,790	245,008	61,782
Total Current Liabilities	2,170,744	5,280,884	(3,110,140)

Long-Term Liabilities
Long-term convertible notes payable, net	230,944	166,925	64,019
Total Long-Term Liabilities	230,944	166,925	64,019
Total Liabilities	2,401,688	5,447,809	(3,046,121)

Stockholders' Deficiency
Preferred Series A stock, $0.001 par value; 9,500,000 shares authorized, 1,903 and 0 shares issued and outstanding, respectively	2	2	-
Preferred Series B stock, $0.001 par value; 500,000 shares authorized, 195,000 and 0 shares issued and outstanding, respectively	195	195	-
Common stock, $0.001 par value; 490,000,000 shares authorized, 232,560,140 and 106,504,926 shares issued and outstanding, respectively	232,560	242,782	(10,222)
Additional paid-in capital	5,840,314	5,634,977	205,337
Accumulated other comprehensive income	-	705	(705)
Accumulated deficit	(7,742,345)	(5,495,156)	(2,247,189)
Total Stockholders' Deficiency	(1,669,274)	383,505	(2,052,779)

Total Liabilities and Stockholders' Deficiency	$732,414	$5,831,314	$(5,098,900)

The accompanying notes are an integral part of these condensed consolidated financial statements

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	Restated	Amended		Restated	Amended
	September 30, 2013	September 30, 2013	Differences	September 30, 2013	September 30, 2013	Differences

Product sales revenue	$106,041	$2,076,130	$(1,970,089)	$274,415	$3,753,818	$(3,479,403)
Service revenue	71,483	3,254,310	(3,182,827)	160,121	4,017,934	(3,857,813)
Revenues from license fees	-	-	-	-	525,000	(525,000)
Total Revenues	177,524	5,330,440	(5,152,916)	434,536	8,296,752	(7,862,216)

Cost of goods sold	105,755	3,999,856	(3,894,101)	249,639	6,536,621	(6,286,982)
Gross Margin	71,769	1,330,584	(1,258,815)	184,897	1,760,131	(1,575,234)

Operating Expenses
Officer and director compensation	313,590	317,709	(4,119)	538,107	556,340	(18,233)
Professional fees	1,532,155	1,958,179	(426,024)	2,071,249	2,542,605	(471,356)
Impairment in available for sale securities	715,000	-	715,000	1,445,000	-	1,445,000
General and administrative	101,107	665,833	(564,726)	345,135	747,918	(402,783)
Total Operating Expenses	2,661,852	2,941,721	(279,869)	4,399,491	3,846,863	552,628

Loss from Operations	(2,590,083)	(1,611,137)	(978,946)	(4,214,594)	(2,086,732)	(2,127,862)

Other Income/(Expenses)
Interest expense	(78,651)	(599,712)	521,061	(247,679)	(816,060)	568,381
Gain (loss) on derivative liability	(288,319)	386,522	(674,841)	(245,245)	438,990	(684,235)
Foreign currency transaction gain	-	-			5,149	(5,149)
Total Other Income/(Expenses)	(366,970)	(213,190)	(153,780)	(492,924)	(371,921)	(121,003)

Loss from Operations before Income Taxes	(2,957,053)	(1,824,327)	(1,132,726)	(4,707,518)	(2,458,653)	(2,248,865)
Provision for Income Taxes	-	-	-	-	-	-

Net Loss from Continuing Operations	(2,957,053)	(1,824,327)	(1,132,726)	(4,707,518)	(2,458,653)	(2,248,865)
Loss from Discontinued Operations, net of Income Taxes	(3,500)	-	(3,500)	143	-	143
Net Loss	$(2,960,553)	$(1,824,327)	$(1,136,226)	$(4,707,375)	$(2,458,653)	$(2,248,722)

Other Comprehensive Income
Foreign currency translation adjustments	-	191	(191)	-	705	(705)
Total Other Comprehensive Income	$(2,960,553)	$(1,824,136)	$(1,136,417)	$(4,707,375)	$(2,457,948)	$(2,249,427)

Basic and Diluted Loss per Share from Continuing Operations	$(0.01)	$(0.01)	$0.00	$(0.03)	$(0.01)	$(0.02)
Basic and Diluted loss per Share from Discontinued Operations	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Net loss per share - Basic and Diluted	$(0.01)	$(0.01)	$0.00	$(0.03)	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	228,588,198	218,801,511	9,786,687	166,317,420	170,554,213	(4,236,793)

The accompanying notes are an integral part of these condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Restated	Amended
	September 30, 2013	September 30, 2013	Differences

Cash Flows From Operating Activities:
Net Loss	$(4,707,518)	$(2,458,653)	$(2,248,865)
Adjustments to reconcile net loss to net cash used in operations
Currency translation gain	-	(5,149)	5,149
Amortization of debt discounts	158,843	128,578	30,265
Origination interest on derivative liability	10,556	553,176	(542,620)
Change in derivative liability	245,245	(438,990)	684,235
Debt issued for services	-	17,417	(17,417)
Common stock issued for services	2,104,255	2,143,125	(38,870)
Bad debt provision	2,700	-	2,700
Contributed capital	95,420	-	95,420
Convertible notes payable executed for services	117,940	-	117,940
Loss on conversion of debt	43,970	-	43,970
Impairment in available for sale securities	1,445,000	-	1,445,000
Amortization expense	21,594	21,593	1
Provision for allowance on A/R	-	(28,177)	28,177
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts and other receivables	(49,831)	(2,559,198)	2,509,367
(Increase)/Decrease in related parties receivable	(750)	-	(750)
(Increase)/Decrease in other current assets	-	1,028	(1,028)
(Increase)/Decrease in inventory	(6,520)	(531,320)	524,800
(Increase)/Decrease in license fees receivable	-	(525,000)	525,000
Increase/(Decrease) in accounts payable and accrued expenses	309,735	1,955,440	(1,645,705)
Increase/(Decrease) in accrued expenses - related party	322,271	281,487	40,784
Increase/(Decrease) in checks in excess of bank	-	1,247,242	(1,247,242)
Increase/(Decrease) in deferred revenue	2,046	-	2,046
Net Cash Used In Continuing Operating Activities	114,956	(197,401)	312,357
Net Cash Provided by Discontinued Operating Activities	143	-	143
Net Cash Used in Operating Activities	115,099	(197,401)	312,500

Cash Flows From Investing Activities:
Payments towards security deposits	(1,589)	-	(1,589)
Cash acquired with purchase of subsidiary	-	42,549	(42,549)
Payments towards intangible assets	(247,153)	-	(247,153)
Net Cash Used In Continuing Investing Activities	(248,742)	42,549	(291,291)
Net Cash Used In Discontinued Investing Activities	-	-	-
Net Cash Used In Investing Activities	(248,742)	42,549	(291,291)

Cash Flows From Financing Activities:
Proceeds from notes payable	178,750	187,500	(8,750)
Expenses paid on behalf of Company	-	11,977	(11,977)
Net Cash Provided by Continuing Financing Activities	178,750	199,477	(20,727)
Net Cash Provided by Discontinued Financing Activities	-	-	-
Net Cash Provided by Financing Activities	178,750	199,477	(20,727)

Effects of exchange rates on cash	-	224	(224)

Net Increase / (Decrease) in Cash	45,107	44,849	258
Cash at Beginning of Period	139	139	-

Cash at End of Period	$45,246	$44,988	$258

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discounts on convertible notes payable	$419,550	$151,026	$268,524
Preferred stock issued for marketable securities	$-	$1,445,000	$(1,445,000)
Preferred stock issued for acquisition of subsidiary	$-	$27,256	$(27,256)
Preferred stock issued for cost method of investment	$27,273	$27,273	$-
Common stock issued for cost method of investment	$258,300	$258,300	$-
Common stock issued for intangible assets	$-	$97,014	$(97,014)
Preferred stock issued for conversion of debt	$-	$71,538	$(71,538)
Common stock issued for conversion of debt	$120,723	$342,865	$(222,142)
Issuance of preferred stock series B as payment towards accrued expenses, related parties	$195,000	$-	$195,000
Issuance of common stock as payment towards accounts payable and accrued expenses, related parties	$106,473	$-	$106,473
Convertible notes payable executed for accounts payable and accrued expenses	$112,284	$-	$112,284
Intangible assets from investment in Surf	$120,046	$-	$120,046

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

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $45,246 and $139 at September 30, 2013 and December 31, 2012, respectively.

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

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at September 30, 2013 and December 31, 2012.

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

For the nine months ended September 30, 2013 and the year ended December 31, 2012, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company does not have any potentially dilutive instruments as of September 30, 2013 and, thus, anti-dilution issues are not applicable.

At September 30, 2013, there were no stock options.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013 and December 31, 2012, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	-	-	(306,790)	(306,790)
	$-	$-	$(306,790)	$(306,790)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	-	-	(61,545)	(61,545)
	$-	$-	$(61,545)	$(61,545)

Property and Equipment

Property and equipment are stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.  Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.  Depreciation expense for the nine months ended September 30, 2013 and 2012 was $0 and $0, respectively.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the nine months ending September 30, 2013 and the year ended December 31, 2012 are reflected in Note 7.

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

Under our stock compensation plan (the “Stock Plan”) which is registered under Form S8, or through newly issued restricted common stock, we pay qualified contractors and advisors common shares in lieu of compensation for services provided including business development, management, technology development, consulting, legal services and accounting services

Share-based expense for the nine months ended September 30, 2013 and 2012 was $2,104,255 and $0, respectively.

Reclassifications

Certain balances in previously issued financial statements have been reclassified to be consistent with current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements for the nine months ended September 30, 2013 include the accounts of the Company and its wholly-owned subsidiary, E-Waste Systems of Ohio, Inc. and Surf Investments, Ltd. (“Surf”). All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk

SURF

For the nine months ended September 30, 2013, Customer A accounted for approximately 30.3% of the Surf’s net revenue and approximately 22.1% of the company’s total accounts receivables. Customer B accounted for 18.2% of Surf’s net revenue and approximately 17.9% of the company’s total accounts receivables for the nine months ended September 30, 2013. Customer C accounted for approximately 16.0% of Surf’s total accounts receivable for the nine months ended September 30, 2013.

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers a number of factors, including historical losses, current receivables aging reports, the counter party’s current ability to pay its obligation to the Company, and existing industry. The Company reviews its allowances every month. Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability. During the nine months ended September 30, 2013 and the year ended December 31, 2012, $2,700 and $0 of receivables were charged off against the allowance, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. Pursuant to ASC 320-5, other than temporary impairment losses are recorded as impairment expense in the statement of operations during the period in which the impairment is determined.  The Company recorded an impairment expense of $1,445,000 as of September 30, 2013.

Intangible Assets

Intangible assets are recorded at the costs associated with the asset. These assets are then amortized using the straight-line method over the remaining useful economic life of each asset type. At each consolidated balance sheet date, the unamortized capitalized cost of the each intangible asset will be compared to the net realizable value of that asset. If the unamortized capitalized cost exceeds the net realizable value, then the difference will be written down to the net realizable value.  The Company did not record an impairment expense as of September 30, 2013.

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

The Company did not have deferred income tax assets as of September 30, 2013 resulting from net operating losses and future amortization deductions, which would have been fully offset by valuation allowances.  The valuation allowances would have been established equal to the full amounts of the deferred tax assets, as the Company would not have been assured that it would have been more likely than not that those benefits would be realized.

Reconciliation between the statutory United States corporate income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

Nine months ended September 30, 2013 and the year ended December 31, 2012	2013	2012

Income tax benefit at Federal statutory rate of 44%	$(1,500,960)	$(500,368)
State Income tax benefit, net of Federal effect	(415,862)	(138,634)
Permanent and other differences	-	-

Change in valuation allowance	1,916,822	639,002
Total	$-	$-

Components of deferred tax assets were approximately as follows:

As at September 30,	2013	2012

Net operating loss	$7,741,000	$3,037,000
Asset impairment
Valuation allowance	(7,741,000)	(3,037,000)
Total	$-	$-

At September 30, 2013 the Company has available net operating losses of approximately $7,741,000 which may be carried forward to apply against future taxable income. These losses will expire in 2031. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2013 and December 31, 2012:

	2013	2012

Equipment	$2,424	$-
Less: accumulated depreciation	(2,424)	-

Property and Equipment, Net	$-	$-

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $0 and $0, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Transactions Involving Non-Officers and Directors

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $1,077 and $1,077 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $2,774 and $1,697 as of September 30, 2013 and  year ended December 31, 2012, respectively. The note has been extended and has a maturity date of October 28, 2014.

On May 1, 2013, the Company issued 1,500,000 shares of common stock to an employee for past obligations due.

During the nine months ended September 30, 2013, the Company had receivables from related parties totaling $750.  These receivables are expected to be paid back in full the subsequent months.

Transactions Involving Officers and Directors

During the nine months ended September 30, 2013, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer and Director at $0.008 per share for officer compensation of $8,000.  The Company also issued 10,000,000 shares of common stock to the Company’s Chief Executive Officer and Director at $0.0125 per share for accrued officer compensation of $125,000.  The Company also issued 1,800,000 shares of S-8 registered shares at $.0070 per share valued at $12,600 and 2,500,000 shares of S-8 registered shares at $.003315 per share valued at $8,288 for accrued officer compensation to the Company’s Chief Executive Officer and Director.  The Company also issued 195,000 shares of preferred stock series B at $1.00 per share for accrued officer compensation of $195,000 to the Company’s Chief Executive Officer and Director.  The Company also recorded $259,708 of additional officer compensation leaving an ending balance of $1,146,238 in accrued officer and director compensation at September 30, 2013.

NOTE 8 – NOTES AND LOANS PAYABLE

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $1,077 and $1,077 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $2,774 and $1,697 as of June 30, 2013 and the year ended December 31,2012, respectively. The note has been extended and has a maturity date of October 28, 2014.

Effective February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14%, are unsecured and are due on demand. During the nine months ended September 30, 2013, the Company recognized $7,067 of interest expense on these notes payable leaving balances in accrued interest of $16,376 and $403, respectively as of June 30, 2013 and the year ended December 31, 2012.

Effective April 3, 2013 the Company entered into a settlement agreement with a note holder whereby the Company would pay interest to the note holder from inception of the two notes through and including May 31, 2013. Payment of the interest due of $13,653 was made in the form of 2,185,879 shares of Rule 144 Unrestricted common stock.

It was further agreed that the principal amount of the combined notes would be paid on a monthly basis in the amounts of $5,833 for the $35,000 Note, and $6,667 for the $40,000 Note. Interest will continue to accrue at the agreed upon 14% per annum on each note until the principal balance has been retired.  During the nine months ending September 30, 2013, the Company made three of the required aggregate monthly payments to the note holder in the form of the Company’s Unrestricted Common Stock. The aggregate payment for both notes for the month of July 2013 resulted in an issuance of 1,543,210 shares at a price per share of $0.0081. The aggregate payment for both notes for the month of July 2013 resulted in an issuance of 1,344,086 shares at a price per share of $0.0093.  The aggregate payment for both notes for the month of July 2013 resulted in an issuance of 828,912 shares at a price per share of $0.0151.

Effective February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a Line of Credit. The funds were to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14% and is due on March 24, 2013. On April 22, 2013 the Company issued 1,029,479 shares of the Company’s common stock in payment of all interest from inception of the note through May 31, 2013. The note holder has agreed to accept no payment on the principal amount of the note for the present time, and interest will continue to accrue on the note beginning with June 1, 2013 through the time the note is completely retired. During the period ended September 30, 2013 the Company recognized $12,472 of interest expense and made no payments on this promissory note leaving a balance of $4,667 accrued interest of as of September 30, 2013.

Effective August 27, 2012, the Company executed a convertible promissory note in the principal sum of $150,000. The consideration to be provided by the note holder is no more than $135,000. A $13,500 (10%) original issue discount (“OID”) applies to the principal sum. The note holder made payments to the Company of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012, and $95,000 through the nine months ended September 30, 2013. The principal sum due to the note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees. The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The OID in respect of the consideration received on the date of execution equaled $4,445 for the year ended December 31, 2012, and $10,556 for the nine months ended September 30, 2013.

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

The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $44,445 on the payment dates of the note for the nine months ended September 30, 2012, and $181,261 and $105,556 for the nine months ended September 30, 2013. As of September 30, 2013 and December 30, 2012, the Company had recognized amortization on debt discounts on these notes of $71,081 and $37,814, leaving unamortized debt discounts of $65,586 and $31,111, respectively. See Note 9 for treatment of derivative liability associated with convertible notes payable.

Effective December 31, 2012, the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500. On the same date and under the same terms, the Company executed two other convertible notes payable with face values of $11,000 and $29,000 in exchange for services provided to the Company. The notes are unsecured, bear interest at 6% per annum and are due on December 31, 2015. The notes are also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with these convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $25,313. The discount will be amortized and recorded to the statement of operations over the stated term of the notes and is included within interest expense. As of September 30, 2013 and December 31, 2012, the Company had recognized amortization on the debt discounts on these note of $15,481 and $-0- of the total outstanding debt discounts leaving an unamortized debt discounts of $9,832 and $25,313, respectively.

Effective September 9, 2013, the note holder elected to convert $11,000 of the principal balance and accrued interest of $425 at $0.0064 per share into 1,786,641 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $1,114 to interest expense.

On January 18, 2013, the Company executed a convertible note payable with a face value of $41,557 in exchange for services provided to the Company. This note is unsecured, bears interest at 6% per annum and is due January 18, 2016. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debt was recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $41,557. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of September 30, 2013, the Company had recognized amortization on the debt discounts on this note of $9,698 of the total outstanding debt discounts leaving an unamortized debt discount $31,879.

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

The intrinsic value of the beneficial conversion features and the debt discounts associated with equity issued in connection with the convertible debts has been recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $15,371. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of September 30, 2013, the Company has amortized $4,852 of the total outstanding debt discounts leaving an unamortized debt discount of $12,565.

Effective June 3, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due June 2, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $6,676 and debt discount of $32,500 on the payment dates of the note for the period ended September 30, 2013.  As of September 30, 2013, the Company had recognized amortization on debt discounts on these notes of $10,538 leaving unamortized debt discounts of $21,962. See Note 9 for treatment of derivative liability associated with convertible notes payable.

Effective July 15, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due April 17, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $12,258 and debt discount of $32,500 on the payment dates of the note.  As of September 30, 2013, the Company had recognized amortization on debt discounts on these notes of $9,067 leaving unamortized debt discounts of $23,433 See Note 9 for treatment of derivative liability associated with convertible notes payable.

Effective August 27, 2013, the Company executed a convertible note payable with a face value of $27,500. This note is unsecured, bears interest at 8% per annum and is due May 29, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $55,751 and debt discount of $27,500 on the payment dates of the note for the period ended September 30, 2013.  As of September 30,, 2013, the Company had recognized amortization on debt discounts on these notes of $3,400 leaving unamortized debt discounts of $24,100. See Note 9 for treatment of derivative liability associated with convertible notes payable.

On June 25, 2013, the Company assumed loans payable with the acquisition of Surf in the amount of $222,928. These loans are non-interest bearing and due upon demand.  Of the total amount of these loans, on the consolidated balance sheet, $82,500 is classified in accrued expenses, related party, and $140,428 is classified in accounts payable and accrued expenses.

The components of notes payable are summarized in the table below:

	September 30, 2013	December 31, 2012

Convertible note payable to a related party, bearing interest at 12%, unsecured, due on October 28, 2012 (note is in default)	$12,000	$12,000
Notes payable to an unrelated party, bearing interest at 14%, unsecured, due on demand	37,500	75,000
Note payable to an unrelated party, bearing interest at 14%, unsecured, due on March 24, 2013 (note is in default)	100,000	100,000
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on June 12, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 14, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on September 26, 2014	22,222	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 27, 2013 and due on October 10, 2013.	-	44,445
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, June 2, 2014	32,500	-
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, April 17, 2014	32,500	-
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, due on May 29, 2014	27,500	-
Discounts on short-term convertible notes payable	(135,101)	(31,111)
Total short-term debt	$184,677	$200,334

Derivative liability on short-term convertible notes	$306,790	$61,545

Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	$-	$11,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	29,000	29,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	162,500	162,500
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on January 18, 2016	41,557	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on February 8, 2016	162,500	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on March 5, 2016	17,417	-
Discounts on long term portion of convertible notes payable	(182,050)	(25,313)
Total long-term debt	$230,944	$177,187

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

At September 30, 2013, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.55 and 0.87 years, a risk free rate of 0.10%, and annualized volatility of 232.29% and determined that, during the nine months ended September 30, 2013, the Company’s derivative liability increased by $245,245 to $306,790. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

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

The Series A Preferred Shares have the following provisions:

Dividends

Series A convertible preferred stockholders’ are entitled to receive dividends when declared. As of September 30, 2013 and December 31, 2012 no dividends have been declared or paid.

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

Preferred Stock Activity for the nine months ended September 30, 2013

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

Effective September 3, 2013, the Company entered into a subscription agreement with an unrelated third party to issue 800 shares of Series A Preferred Shares. The transaction has been recorded at a value of $88,000, which was based on the trading price on date of transfer of the marketable securities into which the share received may be converted based on the conversion terms of the preferred stock and is currently recorded as a subscription receivable on the Company’s consolidated balance sheet.  The Company received marketable securities valued at $715,000 in satisfaction of the subscription receivable. The fair value of the preferred stock transferred was based on the trading price on the date of transfer of the marketable securities into which the shares received may be converted based on the conversion terms of the preferred stock. During the  nine months ended September 30, 2013, no unrealized gains or losses were recorded with respect to the preferred shares, and the Company recognized a full impairment of this value of $715,000.

On August 21, 2013, the Company issued 20,000 shares of Series B Preferred Stock valued at $20,000 for accrued officer compensation to the Company’s Chief Executive Officer and Director.

On September 3, 2013, the Company issued 230 shares of Series A Preferred Stock valued at $27,273 in the acquisition of a cost investment.

On September 6, 2013, the Company issued 175,000 in Series B Preferred Stock valued at $175,000 for accrued officer compensation to the Company’s Chief Executive Officer and Director.

Common Stock

The Company’s board of directors and majority shareholder approved an amendment to the Articles of Incorporation for the purpose of increasing the authorized common stock from 190,000,000 shares to 490,000,000 shares. The Company’s authorized shares of preferred stock were not affected in this corporate action. As of September 30, 2013 and December 31, 2012, there were 232,560,140 and 106,504,926 shares of common stock issued and outstanding, respectively.

Common Stock Activity for the nine months ended September 30, 2013

During the nine months ended September 30, 2013, the Company issued 74,444,195 shares of common stock at prices ranging from $0.006 to $0.0899 per share for services valued at $2,104,255. The value of the shares issued for services was based on the trading price of the Company’s common stock on the date of issuance.

During the nine months ended September 30, 2013, the Company issued 43,437,369 shares of common stock at $0.0033 to $0.0164 per share for settlement of all accounts payable, accrued expense, accrued interest and debt transactions valued at $399,222. The value of shares issued for settlement of debt was based on the trading price of the Company’s common stock on the date of issuance or the face value of the debt extinguished.

During the nine months ended September 30, 2013, the Company recorded $419,550 to additional paid-in capital for debt discounts recorded on convertible notes payable, and $93,888 as permanent equity in connection with convertible notes.

During the nine months ended September 30, 2013, the Company issued 6,673,650 shares of common stock for intangible assets in connection with the acquisition of Surf at $0.009 to $0.016 per share valued at $72,790.

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

With respect to this discussion, the terms “EWSI,” the “Company,” “we,” “us,” and “our” refer to E-Waste Systems, Inc. and the term “EWSO” refers to E-Waste Systems (Ohio), Inc. (formerly known as Tech Disposal, Inc.)  This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this quarterly report.This discussion should be read in conjunction with the other sections of this Current Report, including “Risk Factors,” “Business” and the Financial Statements attached hereto as Exhibits 99.1 and the related exhibits.  The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Current Report.  See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may differ materially.

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

Consolidated Results of Operations for E-Waste Systems, Inc.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues – Continuing Operations

We generated revenue of $434,536 during the nine months ended September 30, 2013, compared with $0 for the nine months ended September 30, 2012.

Cost of Sales – Continuing Operations

Cost of sales was $249,639 for the nine months ended September 30, 2013, compared with $0 for the nine months ended September 30, 2012.

Gross Profit – Continuing Operations

Gross profit for the year nine months ended September 30, 2013 was $184,897, compared to gross profit of $0 for the nine months ended September 30, 2012.

Operating Expenses – Continuing Operations

We incurred operating expenses of $4,399,491 and $738,616 for the nine months ended September 30, 2013 and 2012, respectively.  Our operating expenses for the nine months ended September 30, 2013 and 2012 consisted of directors’ and officers’ accrued compensation, professional fees, impairment in available for sale securities, and general and administrative expenses.

Operating Expense – Discontinued Operations

We incurred operating expenses of $(35,640) for the nine months ended September 30, 2013.  The reason for the negative operating expenses is due to write offs of debt.

Other Items – Continuing Operations

We incurred net other expenses of $492,924 and $84,005 for the nine months ended September 30, 2013 and 2012, respectively.

Other Items – Discontinued Operations

We incurred interest expenses of $15,972 for the nine months ended September 30, 2013.

Net Loss – Continuing Operations

As a result of the above, we reported a net loss from continuing operations of $4,707,518 and $822,621 for the year ended nine months ended September 30, 2013 and 2012, respectively.

Net Income (Loss) – Discontinued Operations

As a result of the above, for the nine months ended September 30, 2013 and 2012, we reported net income (loss) of $143 and $(89,068) respectively.

Liquidity and Capital Resources

As of September 30, 2013, our consolidated balance sheet presented total current assets of $99,647 and total current liabilities of $2,170,744, which resulted in a working capital deficit of $2,071,097.

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

Contractual Obligations

Notes Payable

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $1,077 and $1,077 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $2,774 and $1,697 as of June 30, 2013 and the year ended December 31,2012, respectively. The note has been extended and has a maturity date of October 28, 2014.

Effective February 3, 2012 and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14%, are unsecured and are due on demand. During the nine months ended September 30, 2013, the Company recognized $7,067 of interest expense on these notes payable leaving balances in accrued interest of $16,376 and $403, respectively as of June 30, 2013 and the year ended December 31, 2012.

Effective April 3, 2013 the Company entered into a settlement agreement with a note holder whereby the Company would pay interest to the note holder from inception of the two notes through and including May 31, 2013. Payment of the interest due of $13,653 was made in the form of 2,185,879 shares of Rule 144 Unrestricted common stock.

It was further agreed that the principal amount of the combined notes would be paid on a monthly basis in the amounts of $5,833 for the $35,000 Note, and $6,667 for the $40,000 Note. Interest will continue to accrue at the agreed upon 14% per annum on each note until the principal balance has been retired.  During the nine months ending September 30, 2013, the Company made three of the required aggregate monthly payments to the note holder in the form of the Company’s Unrestricted Common Stock. The aggregate payment for both notes for the month of July 2013 resulted in an issuance of 1,543,210 shares at a price per share of $0.0081. The aggregate payment for both notes for the month of July 2013 resulted in an issuance of 1,344,086 shares at a price per share of $0.0093.  The aggregate payment for both notes for the month of July 2013 resulted in an issuance of 828,912 shares at a price per share of $0.0151.

Effective February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a Line of Credit. The funds were to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14% and is due on March 24, 2013. On April 22, 2013 the Company issued 1,029,479 shares of the Company’s common stock in payment of all interest from inception of the note through May 31, 2013. The note holder has agreed to accept no payment on the principal amount of the note for the present time, and interest will continue to accrue on the note beginning with June 1, 2013 through the time the note is completely retired. During the period ended September 30, 2013 the Company recognized $12,472 of interest expense and made no payments on this promissory note leaving a balance of $4,667 accrued interest of as of September 30, 2013.

Effective August 27, 2012, the Company executed a convertible promissory note in the principal sum of $150,000. The consideration to be provided by the note holder is no more than $135,000. A $13,500 (10%) original issue discount (“OID”) applies to the principal sum. The note holder made payments to the Company of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012, and $95,000 through the nine months ended September 30, 2013. The principal sum due to the note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees. The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The OID in respect of the consideration received on the date of execution equaled $4,445 for the year ended December 31, 2012, and $10,556 for the nine months ended September 30, 2013.

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

The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $58,646 and debt discounts of $44,445 on the payment dates of the note for the nine months ended September 30, 2012, and $181,261 and $105,556 for the nine months ended September 30, 2013. As of September 30, 2013 and December 30, 2012, the Company had recognized amortization on debt discounts on these notes of $71,081 and $37,814, leaving unamortized debt discounts of $65,586 and $31,111, respectively. See Note 9 for treatment of derivative liability associated with convertible notes payable.

Effective December 31, 2012, the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500. On the same date and under the same terms, the Company executed two other convertible notes payable with face values of $11,000 and $29,000 in exchange for services provided to the Company. The notes are unsecured, bear interest at 6% per annum and are due on December 31, 2015. The notes are also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with these convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $25,313. The discount will be amortized and recorded to the statement of operations over the stated term of the notes and is included within interest expense. As of September 30, 2013 and December 31, 2012, the Company had recognized amortization on the debt discounts on these note of $15,481 and $-0- of the total outstanding debt discounts leaving an unamortized debt discounts of $9,832 and $25,313, respectively.

Effective September 9, 2013, the note holder elected to convert $11,000 of the principal balance and accrued interest of $425 at $0.0064 per share into 1,786,641 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $1,114 to interest expense.

On January 18, 2013, the Company executed a convertible note payable with a face value of $41,557 in exchange for services provided to the Company. This note is unsecured, bears interest at 6% per annum and is due January 18, 2016. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debt was recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $41,557. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of September 30, 2013, the Company had recognized amortization on the debt discounts on this note of $9,698 of the total outstanding debt discounts leaving an unamortized debt discount $31,879.

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

The intrinsic value of the beneficial conversion features and the debt discounts associated with equity issued in connection with the convertible debts has been recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $15,371. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of September 30, 2013, the Company has amortized $4,852 of the total outstanding debt discounts leaving an unamortized debt discount of $12,565.

Effective June 3, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due June 2, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $6,676 and debt discount of $32,500 on the payment dates of the note for the period ended September 30, 2013.  As of September 30, 2013, the Company had recognized amortization on debt discounts on these notes of $10,538 leaving unamortized debt discounts of $21,962. See Note 9 for treatment of derivative liability associated with convertible notes payable.

Effective July 15, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due April 17, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $12,258 and debt discount of $32,500 on the payment dates of the note.  As of September 30, 2013, the Company had recognized amortization on debt discounts on these notes of $9,067 leaving unamortized debt discounts of $23,433 See Note 9 for treatment of derivative liability associated with convertible notes payable.

Effective August 27, 2013, the Company executed a convertible note payable with a face value of $27,500. This note is unsecured, bears interest at 8% per annum and is due May 29, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55 percent. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $55,751 and debt discount of $27,500 on the payment dates of the note for the period ended September 30, 2013.  As of September 30,, 2013, the Company had recognized amortization on debt discounts on these notes of $3,400 leaving unamortized debt discounts of $24,100. See Note 9 for treatment of derivative liability associated with convertible notes payable.

On June 25, 2013, the Company assumed loans payable with the acquisition of Surf in the amount of $222,928. These loans are non-interest bearing and due upon demand.  Of the total amount of these loans, on the consolidated balance sheet, $82,500 is classified in accrued expenses, related party, and $140,428 is classified in accounts payable and accrued expenses.

The components of notes payable are summarized in the table below:

	September 30, 2013	December 31, 2012

Convertible note payable to a related party, bearing interest at 12%, unsecured, due on October 28, 2012 (note is in default)	$12,000	$12,000
Notes payable to an unrelated party, bearing interest at 14%, unsecured, due on demand	37,500	75,000
Note payable to an unrelated party, bearing interest at 14%, unsecured, due on March 24, 2013 (note is in default)	100,000	100,000
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on June 12, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 14, 2014	27,778	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on September 26, 2014	22,222	-
Convertible note payable to an unrelated party, bearing interest at 10%, unsecured, due on August 27, 2013 and due on October 10, 2013.	-	44,445
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, June 2, 2014	32,500	-
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, April 17, 2014	32,500	-
Convertible note payable to an unrelated party, bearing interest at 8%, unsecured, due on May 29, 2014	27,500	-
Discounts on short-term convertible notes payable	(135,101)	(31,111)
Total short-term debt	$184,677	$200,334

Derivative liability on short-term convertible notes	$306,790	$61,545

Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	$-	$11,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	29,000	29,000
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on December 31, 2015	162,500	162,500
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on January 18, 2016	41,557	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on February 8, 2016	162,500	-
Convertible note payable to an unrelated party, bearing interest at 6%, unsecured, due on March 5, 2016	17,417	-
Discounts on long term portion of convertible notes payable	(182,050)	(25,313)
Total long-term debt	$230,944	$177,187

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

Consolidated Cash Used in Operating Activities

Continuing operating activities of the Company in the nine months ended September 30, 2013 provided cash of $114,956, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for the nine months ended September 30, 2012 of $4,707,518 was the primary reason for our negative operating cash flow.  The impact of consolidated net loss from continuing operations on our consolidated operating cash flow was substantially offset by convertible notes payable executed for services of $117,940, amortization of debt discount of $158,843, change in derivative liability of $245,245, impairment in available for sale securities of $1,445,000, common stock issued for services of $2,104,255, change in accounts payable and accrued expenses of $309,735, and change in accrued expenses, related party of $322,271.

For the nine months ended September 30, 2013 and 2012, net cash provided by (used in) discontinued operating activities were $143 and $(102,390), respectively.

Consolidated Cash Used in Investing Activities

We had used cash totaling $248,742 for investing activities from continuing operations.  This consisted of  $1,589 used towards security deposits, and $247,153 used to develop the Company through intangible assets.

We did not use any cash for discontinued investing activities in the nine months ended September 30, 2013 or 2012.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the Company.  Consolidated net cash flow provided by continuing financing activities for the nine months ended September 30, 2013 was $178,750, which fully consisted of $178,750 in proceeds from convertible notes payable..

We did not use any cash for discontinued financing activities in the nine months ended September 30, 2013 or 2012.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

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

Item 1a.     Risk Factors

Not Required.

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