Form 10-Q
period 2014-06-30
EWaste Systems, Inc.
filed 2014-08-19
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2014

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

650-283-2907
(Registrant’s telephone number)

_________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2014, there were 425,883,176 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are comprised of the following:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013;

F-2	Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2014 and June 30, 2013 (restated);

F-3	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014, and June 30, 2013(restated); and

F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

E-Waste Systems, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$96,962	$145,778
Restricted cash held in escrow	140,000	140,000
Accounts receivable, net	251,210	63,217
Related parties receivable	-	1,052
Inventory	3,315	5,752
Deferred financing costs	34,830	-
Other current assets	18,129	3,833
Total Current Assets	544,446	359,632

Property and equipment, net	277,349	181,720
Security deposits	107,886	3,270
Intangible assets	280,823	324,011
Investments	285,573	285,573
TOTAL ASSETS	$1,496,077	$1,154,206

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$807,355	$479,884
Accrued expenses, related parties	1,252,832	1,320,918
Due to related parties	3,284	-
Due to others	12,965	-
Deferred rent	4,352	-
Deferred revenue	88,789	-
Short-term notes payable	205,228	194,460
Short-term related party convertible notes payable, net	6,000	12,000
Short-term convertible notes payable, net	2,138,796	1,139,897
Derivative liability on short-term convertible notes payable	1,921,990	465,880
Total Current Liabilities	6,441,591	3,613,039

Long term portion of notes payable	36,255	85,908
Long term portion of convertible notes payable, net	563,500	251,406
Long-term portion of derivative liabilities	497,670	-
TOTAL LIABILITIES	7,539,016	3,950,353

STOCKHOLDERS' DEFICIT:
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized;
5,891 and 1,903 shares issued and outstanding, respectively	6	2
Preferred stock, Series B, $0.001 par value, 10,000,000 shares authorized;
195,000 and 195,000 shares issued and outstanding, respectively	487	195
Common stock, $0.001 par value, 800,000,000 shares authorized;
425,918,387 and 262,734,973 shares issued and outstanding, respectively	425,918	262,735
Additional paid-in capital	13,083,431	7,154,225
Accumulated deficit	(19,552,781)	(10,213,304)
TOTAL STOCKHOLDERS' DEFICIT	(6,042,939)	(2,796,147)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,496,077	$1,154,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
NET REVENUES:
Product sales revenue	$227,796	$168,374	$447,649	$168,374
Service revenues	317,430	88,638	606,633	88,638
TOTAL REVENUES	545,226	257,012	1,054,282	257,012

Cost of sales	483,531	143,884	796,039	143,884

GROSS PROFIT	61,695	113,128	258,243	113,128

OPERATING EXPENSES:
Officer and director compensation	91,035	84,895	182,070	224,517
Professional fees	528,402	133,362	3,925,838	539,094
Financing costs	49,163	-	212,860	-
Stock based compensation	688,283	-	1,626,792	-
Impairment in available for sale securities	-	730,000	-	730,000
General and administrative expenses	624,145	229,248	1,250,269	244,028
TOTAL OPERATING EXPENSES	1,981,028	1,177,505	7,197,829	1,737,639

LOSS FROM OPERATIONS	(1,919,333)	(1,064,377)	(6,939,586)	(1,624,511)

OTHER (EXPENSE) INCOME:
Interest expense, net	(158,288)	(108,839)	(354,354)	(169,028)
Change in derivative liability	(737,273)	43,074	(1,953,780)	43,074
Loss on conversion of notes payable	(3,659)	-	(3,659)	-
TOTAL OTHER (EXPENSE) INCOME	(899,220)	(65,765)	(2,311,793)	(125,954)

Loss from Operations before Income Taxes	(2,818,553)	(1,130,142)	(9,251,379)	(1,750,465)
Provision for Income Taxes	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(2,818,553)	(1,130,142)	(9,251,379)	(1,750,465)

Loss from Discontinued Operations, net of Income Taxes	(3,616)	(5,416)	(88,098)	3,643

NET LOSS	$(2,822,169)	$(1,135,558)	$(9,339,477)	$(1,746,822)

NET LOSS PER COMMON SHARE:
Basic and Diluted Loss per Share from Continuing Operations	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Basic and Diluted Loss per Share from Discontinued Operations	$0.00	$0.00	$0.00	$0.00
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	385,926,313	152,493,541	344,559,961	136,837,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(9,251,379)	$(1,750,465)
Adjustment to reconcile net loss to net cash used in operating activities:
Bad debt provision	2,036	2,700
Amortization of deferred financing costs	19,170	-
Depreciation expense	30,205	-
Amortization of intangible assets	43,188	-
Origination interest charge	88,500	5,556
Convertible notes payable executed for services	142,145	117,940
Amortization of debt discount	133,645	86,592
Change in derivative liability	1,953,780	43,074
Common stock issued for services	824,207	347,533
Stock based compensation	1,626,792	-
Loss on conversion of debt	3,659	52,125
Preferred stock issued for services	2,817,100	-
Impairment on available for sale securities	-	730,000
Contributed capital	-	40,927
Changes in operating assets and liabilities:
Accounts receivable, net	(190,029)	(50,043)
Related parties receivable	1,052	(750)
Inventory	2,437	(6,520)
Prepaid Expenses	-	24,277
Other current assets	204	-
Accounts payable and accrued expenses	418,114	314,019
Accrued expenses, related parties	255,926	226,829
Deferred revenue	88,789	1,657
Deferred rent	4,352	-

NET CASH (USED IN) PROVIDED BY CONTINUING OPERATING ACTIVITIES	(986,107)	185,451
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	(88,098)	3,643
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,074,205)	189,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(125,834)	-
Payments towards security deposits	(104,616)	(1,589)
Payments towards intangible assets	-	(247,198)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(230,450)	(248,787)
NET CASH USED IN INVESTING ACTIVITIES	(230,450)	(248,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,158,975	73,750
Principal payments towards convertible notes payable	(27,500)	-
Principal payments towards notes payable	(38,885)	-
Principal payments towards convertible notes payable, related parties	(6,000)	-
Advances from related parties	3,284	-
Advances from others	12,965	-
Issuance of common stock for cash	153,000	-

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	1,255,839	73,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,255,839	73,750

Effects of exchange rates on cash	-	-

Net (decrease) increase in cash and cash equivalents	(48,816)	14,057

Cash and cash equivalents, beginning of period	145,778	139

Cash and cash equivalents, end of period	$96,962	$14,196

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$15,999	$25,895
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Deferred financing costs associated with convertible notes payable issuances	$54,000	$-
Conversions of convertible notes payable and accrued interest into shares of common stock	$265,649	$44,445
Issuance of common stock as payment towards accrued expenses	$27,838	$214,808
Conversion of preferred Series A stock into common stock	$14,877	$-
Issuance of preferred Series A stock for payment of accrued expenses, related parties	$300,169	$-
Issuance of preferred Series A stock for payment of accounts payable and accrued expenses	$50,428	$-
Accrued interest added to principal in connection with assignments of convertible notes payable between third parties	$3,913	$-
Monies due from convertible notes payable	$14,500	$-
Issuance of common stock as payment towards accrued expenses, related parties	$23,550	$-
Debt discounts on convertible notes payable	$-	$309,550
Intangible assets from investment in Surf	$-	$100,171
Convertible notes payable executed for accounts payable and accrued expenses	$-	$112,284
Common stock issued for prepaid services	$-	$219,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $9,339,477 and $1,746,822 during the six months ended June 30, 2014 and 2013, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of June 30, 2014, and operating expenses and capital expenditure requirements for at least twelve months from the consolidated balance sheet date. As of June 30, 2014 and December 31, 2013, the Company had working capital deficits of $5,897,145 and $3,253,407, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RESTATEMENT

On March 26, 2013, EWSI entered into a set of agreements with XuFu (Shanghai) Co, Ltd, (“XuFu”) a company incorporated in the People’s Republic of China (“PRC”) and formerly known as Yazhuo.  The interests in XuFu were initially consolidated on the Company’s interim financial statements as a Variable Interest Entity (“VIE”) as of March 31, 2013, June 30, 2013 and September 30, 2013.  Upon further analysis, prior to filing its 10-K for the year ended December 31, 2013, the Company concluded that consolidation was not proper. The VIE agreements and all corresponding Lease and Operating Agreements and Management Agreements were terminated by action of the Board of Directors.  Discussions with potential targets to the extent deemed prudent by management are on-going and new agreements will be executed as and when deemed to be in the best interest of the Company. Accordingly, the Company has not consolidated Xufu in the quarterly statements for the six months ended June 30, 2014 and 2013.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $96,962 and $145,778 at June 30, 2014 and December 31, 2013, respectively. See Note 6 – Restricted Cash Held in Escrow

Cash Flows Reporting

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

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at June 30, 2014 and 2013.

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

For the six months ended June 30, 2014 and 2013, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company does not have any potentially dilutive instruments as of June 30, 2014 and, thus, anti-dilution issues are not applicable.

At June 30, 2014, there were no stock options.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2014 and December 31, 2013, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(2,419,660)	$(2,419,660)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(465,880)	$(465,880)

Property and Equipment

Property and equipment are stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.  Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.  Depreciation expense for the six months ended June 30, 2014 and 2013 was $30,205 and $0, respectively.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the six months ending June 30, 2014 and 2013 are reflected in Note 9.

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

Share-based expense for the six months ended June 30, 2014 and 2013 was $0 and $0, respectively.

Reclassifications

Certain balances in previously issued financial statements have been reclassified to be consistent with current period presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the six months ended June 30, 2014, include the accounts of the Company and its wholly-owned subsidiary E-Waste Systems Cincinnati, Inc. (“EWS-C”), and Surf Investments, Ltd. (“Surf”). All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk

SURF

For the six months ended June 30, 2014, Customer A accounted for 24.6% of the Surf’s net revenue and 16.63% of Surf’s total accounts receivable. Customer B accounted for approximately 19.87% of Surf’s net revenue and 31.1% of Surf’s total accounts receivable for the six months June 30, 2014. Customer C accounted for approximately 15.9% of the Company’s net revenue.  Customer D accounted for 13.0% of Surf’s net revenue for the six months ended June 30 2014.  Customer E accounted for 14.03% of Surf’s total accounts receivable for the six months ended June 30, 2014.

EWS-C

For the six months ended June 30, 2014, Customer A accounted for 76.84% of EWS-C’s net revenue.  Customer B accounted for approximately 21.04% of EWS-C’s net revenue.  Customer C accounted for approximately 13.36% of EWS-C’s accounts receivable for the six months ended June 30, 2014.

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers a number of factors, including historical losses, current receivables aging reports, the counter party’s current ability to pay its obligation to the Company, and existing industry. The Company reviews its allowances every month. Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability. During the six months ended June 30, 2014 and the year ended  December 31, 2013, allowance for doubtful accounts was $0 and $2,700, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. Pursuant to ASC 320-5, other than temporary impairment losses are recorded as impairment expense in the statement of operations during the period in which the impairment is determined.  The Company did not record an impairment expense for the six months ended June 30, 2014.

Intangible Assets

Intangible assets are recorded at the costs associated with the asset. These assets are then amortized using the straight-line method over the remaining useful economic life of each asset type. At each consolidated balance sheet date, the unamortized capitalized cost of the each intangible asset will be compared to the net realizable value of that asset. If the unamortized capitalized cost exceeds the net realizable value, then the difference will be written down to the net realizable value. Intangible assets consist of customer lists and certification.  Amortization of intangible assets for the six months ended June 30, 2014 was $43,188. The Company did not record an impairment expense as of June 30, 2014.

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

Income Taxes

Deferred income tax assets as of June 30, 2014, of $1,112 resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

As of June 30,	2014	2013

Income tax benefit at Federal statutory rate of 44%	$(2,978,253)	$(556,480)
State Income tax benefit, net of Federal effect	(825,166)	(154,180)
Permanent and other differences	-	-

Change in valuation allowance	3,803,419	710,660
Total	$-	$-

Components of deferred tax assets were approximately as follows:

As at June 30,	2014	2013

Fixed assets	$219	$-
Allowance for doubtful accounts	893	1,184
Valuation allowance	(1,112)	(1,184)
Total	$-	$-

At June 30, 2014, the Company has available net operating losses of approximately $6,840,000 which may be carried forward to apply against future taxable income. These losses will expire in 2032. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

As of June 30, 2014, the Company had a balance of $140,000 in escrow.

NOTE 7 – DEFERRED FINANCING COSTS

During the period ended June 30, 2014, the Company incurred financing costs in connection with the issuance of various convertible promissory notes totaling $54,000.  The costs are being amortized over the term of their respective convertible promissory notes on the straight-line method, which approximates the interest rate method.  As of June 30, 2014, the Company amortized $19,170 of financing costs resulting in a balance of $34,830.

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Equipment	$187,384	$165,518
Automobiles	20,926	20,926
Computer Software	9,858	-
Leasehold Improvements	94,110	-
Less: accumulated depreciation	(34,929)	(4,724)

Property and Equipment, Net	$277,349	$181,720

Depreciation expense for the six months ended June 30, 2014 and 2013 was $30,205 and $0, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Transactions Involving Non-Officers and Directors

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $714 and $714 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $3,851 and $2,411 as of June 30, 2014 and 2013, respectively. The note has been extended and has a maturity date of November 22, 2014.

On May 1, 2013, the Company issued 1,500,000 shares of common stock to an employee for past obligations due.

At June 30, 2014, the Company had payables to related parties totaling $3,284.

Transactions Involving Officers and Directors

During the six months ended June 30, 2014, the Company accrued $182,070 in officer compensation, issued 1,000,000 shares of common stock valued at $23,550, and issued 292,500 shares of Series B preferred stock valued at $292,500, leaving an ending balance of $1,178,293 in accrued officer and director compensation at June 30, 2014.

NOTE 10 – NOTES AND LOANS PAYABLE

Effective October 28, 2011, the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The balance in accrued interest is $3,851 and $2,411 as of June 30, 2014 and 2013, respectively. The note has been extended and has a maturity date of October 28, 2014.

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

Effective February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a Line of Credit. The funds were to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14% and is due on March 24, 2013. On April 22, 2013 the Company issued 1,029,479 shares of the Company’s common stock in payment of all interest from inception of the note through May 31, 2013. The note holder has agreed to accept no payment on the principal amount of the note for the present time, and interest will continue to accrue on the note beginning with June 1, 2013 through the time the note is completely retired. During the period ended December 31, 2013 the Company recognized $14,000 of interest expense and made no payments on this promissory note leaving a balance of $8,167 accrued interest as of December 31, 2013.  During the period ended June 30, 2014 the Company recognized $7,000 of interest expense and made no payments on this promissory note leaving a balance of $15,167 in accrued interest as of June 30, 2014.

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

The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $402,675 and debt discounts of $105,556 on the payment dates of the note for the year ended December 31, 2013. As of June 30, 2014, the Company had recognized amortization on debt discounts on these notes of $45,982, leaving unamortized debt discounts of $0. See Note 11 for treatment of derivative liability associated with convertible notes payable.

On February 6, 2014, the Company executed a convertible promissory note in the principal sum of $500,000. The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees such that the Company shall be required to pay.  The Company will incur a one-time interest charge of 6% on the principal amount of each loan. The note holder made payments of $225,000 total to the Company of the total consideration during the period ending June 30, 2014, along with a one-time interest charge per payment that is added to the total principal in the amount of $13,500.  The maturity date is two years from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $338,975 on the payment date of the notes for the period ended June 30, 2014.  See Note 11 for treatment of derivative liability associated with convertible notes payable.

Effective December 31, 2012, the Company negotiated the forgiveness of accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500. On the same date and under the same terms, the Company executed two other convertible notes payable with face values of $11,000 and $29,000 in exchange for services provided to the Company. The notes are unsecured, bear interest at 6% per annum and are due on December 31, 2015. The notes are also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion

The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with these convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $25,313. The discount will be amortized and recorded to the statement of operations over the stated term of the notes and is included within interest expense. As of June 30, 2014 and December 31, 2013, the Company had recognized amortization on the debt discounts on these note of $3,414 and $-0- of the total outstanding debt discounts leaving an unamortized debt discounts of $1,990, and $5,404, respectively.

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

Effective February 8, 2013, the Company executed a convertible note payable with a face value of $162,500 in exchange for services provided to the Company in the amount of $115,400 and forgiveness of accounts payable of $47,060. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $162,500. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of June 30, 2014, the Company had recognized amortization on the debt discounts on this note of $27,306 of the total outstanding debt discounts leaving an unamortized debt discounts $86,815.

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

On June 25, 2013, the Company assumed loans payable with the acquisition of Surf in the amount of $222,928. These loans are non-interest bearing and due upon demand.  Of the total amount of these loans, on the consolidated balance sheet, $74,539 is classified in accrued expenses, related party, and $90,00 is classified in accounts payable and accrued expenses.

In connection with its acquisition of EWS-C, the Company assumed five financing agreements that comprise all the equipment listed in EWS-C.  The total value of these notes is $180,368. The original terms of these notes consist of a term of 60 months, with interest rates ranging from 4.60% to 9.24%, due dates of May 1, 2015, May 27, 2015, September 30, 2015, June 14, 2016, and October 1, 2016, and total payments ranging from $282 to $3,414.  Of the total balance of these notes, $205,228 is deemed to be the short term portion and is included in short-term notes payable on the consolidated balance sheet.

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

On April 23, 2014, the note holder elected to convert the balance of the principal of $12,500 and accrued interest of $1,300 on this note into 2,059,701 shares of common stock.   As a result, the remaining derivative liability balance associated with this note has reversed.

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

On June 18, 2014 the note holder elected to convert $20,000 of this note into 3,846,154 shares of common stock at a per share of $0.0052.

On June 23, 2014 the note holder elected to convert $23,000 of this note into 4,693,878 shares of common stock at a per share of $0.0049.

On June 26, 2014 the note holder elected to convert $12,000 of this note into 2,727,273 shares of common stock at a per share of $0.0044.  The remaining principal balance due on this note at June 30, 2014 is $8,000.

Effective February 10, 2014, the Company executed a convertible note payable with a face value of $18,000, whereby the full $18,000 went towards payment for professional fees. This note is unsecured, bears interest at 8% per annum and is due September 9, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55%. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $22,230 on the payment date of the note for the period ended June 30, 2014.  See Note 11 for treatment of derivative liability associated with convertible notes payable.

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

On April 1, 2014 the note holder elected to convert the $28,126 of this note into 2,000,000 shares of common stock at a per share price of $0.0270.

On April 23, 2014, the note holder elected to convert the remaining balance of the note, and the related accrued interest, totaling $16,513, into 2,411,674 shares of common stock at a per share price of $0.0068.

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

On May 1, 2014, the note holder elected to convert the note and accrued interest totaling $18,775 into 2,742,054 shares of common stock at a per share price of $0.0068.

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

On May 5, 2014, the note holder elected to convert the remaining balance of the note, and the related accrued interest, totaling $31,539, into 4,606,292 shares of common stock at a per share price of $0.0068.

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

On April 1, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $102,600 with an interest rate of 8% per annum, for the forgiveness of obligations for consulting services performed by the holder.  This note is due on demand.  The note holder can convert any unpaid balance, to preferred shares at $0.001 per share, of which these preferred shares can be converted into shares of common stock at a rate of 10 for 1, at any time after the original date of the note.

On April 2, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $665,000 with an interest rate of 10% per annum, whereby $60,000 is original issue discount, and $5,000 is previously paid legal fees.  The effective date of the note per the agreements is March 31, 2014, but will be recorded on April 2, 2014 as the proceeds of the note were issued on April 2, 2014 and all corresponding documents were signed on April 2, 2014 as well. This note will mature on May 31, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.  In connection with this Convertible Promissory Note, the Company also entered into four Secured Buyer Notes with this Note Holder for $100,000 each, which are being recorded as notes receivable on the consolidated balance sheet.  This Secured Buyer Notes have an interest rate of 8% per annum and will mature on March 31, 2015.  Also in connection with this Convertible Promissory Note, on March 31, 2014, the Company issued a warrant to purchase shares of the Company’s common stock equal to $332,500 divided by the Market Price, as defined in the Convertible Promissory Note, of the Company’s common stock on the date of issuance with an exercise price of $0.055 per share.  The warrants expire on March 31, 2020.

On April 4 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $55,000 with an interest rate of 8% per annum, whereby $5,000 is original issue discount.  This note will mature on April 3, 2015.  The note holder can convert any unpaid balance after six months from the original date of the note.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $81,989 on the payment date of the note for the period ended June 30, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On April 7 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $55,000 with an interest rate of 8% per annum, whereby $5,000 is original issue discount.  This note will mature on April 7, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $54,228 on the payment date of the note for the period ended June 30, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On April 7, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $40,000 with an interest rate of 8% per annum, whereby $2,000 of the proceeds were recorded as legal fees, and $4,000 of the proceeds were recorded as financing costs.  This note will mature on April 7, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $54,228 on the payment date of the note for the period ended June 30, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On April 16 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $55,000 with an interest rate of 8% per annum, whereby $5,000 is original issue discount.  This note will mature on April 3, 2015.  The note holder can convert any unpaid balance after six months from the original date of the note.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $41,870 on the payment date of the note for the period ended June 30, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.

On May 2, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $42,500 which carries an interest rate of 8% per annum.  This note will mature on February 16, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $72,489 on the payment date of the note for the period ended June 30, 2014.  See Note 11 for treatment of derivative liability associated with convertible notes payable.

On May 13, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $250,000.  The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees such that the Company shall be required to pay.  The Company will incur a one-time interest charge of 10% on the principal amount of each loan. The note holder made a payment to the Company of $50,000 of the total consideration on the date of the closing of the note, along with a one-time interest charge that is added to the principal in the amount of $5,000.This note will mature one year from the date of each payment of consideration.  The note holder can convert any unpaid balance after 180 days from the original date of the note.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $69,167 on the payment date of the note for the period ended June 30, 2014.  See Note 11 for treatment of derivative liability associated with convertible notes payable.

On June 18, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $32,500 which carries an interest rate of 8% per annum.  This note will mature on March 20, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $44,859 on the payment date of the note for the period ended June 30, 2014.  See Note 11 for treatment of derivative liability associated with convertible notes payable.

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

The Company accounted for the detachable warrants included with the convertible notes as liabilities in accordance with ASC 815, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants at the relevant commitment dates to total $464,456 utilizing a Black-Scholes valuation model as of June 30, 2014.

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

At June 30, 2014, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.19 and 1.98 years, a risk free rate of between 0.11% and 0.47%, and annualized volatility of 185.73% and determined that, during the six months ended June 30, 2014, the Company’s derivative liability increased by $1,806,473 to a total of $2,419,660, of which $497,670 is considered long term. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

At June 30, 2014, the Company revalued the detachable warrants using the following assumptions: dividend yield of zero, years to maturity of 4.75 years, a risk free rate of between 1.62%, and annualized volatility of 185.73% and determined that the change in fair value of the liability for the conversion feature of the detachable warrants resulted in a net expense of $147,307 for the six months ended June 30, 2014. The fair value of the derivative conversion features for the detachable warrants was determined to be $147,307 at June 30, 2014, of which $147,307 is considered long term.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

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

Lease and Operating Agreements

The Company entered into three operating agreements to operate businesses on behalf of property and business owners during 2013. Those agreements require facility and equipment payments and personnel payments along with other possible payments in the course of operating these businesses. These agreements were on a quarter-to-quarter basis and can be terminated anytime upon agreement of both parties.  In connection with the suspension of the agreements with with XuFu (Shanghai) Co, Ltd, a company incorporated in the People’s Republic of China (“PRC”) and formerly known as Yazhuo, these agreements, and the corresponding management contracts, were terminated by the Company and new arrangements are in negotiation.  Those companies considered part of the eIncubator operations were evaluated based upon the initial evaluation as per Company policy to determine actual value and desirability for further consideration.  With respect to those entities the Company wishes to pursue and move to the eVolve division, new contracts will be negotiated with the entities and the managers as determined by the Company in its sole and absolute discretion.  Terminations of agreements are as determined by the Company in its discretion are managed by senior managers to take retain residual value for the Company and severance of corresponding managers under management agreements is  determined based upon the Company’s plan for the markets and industry – based on potential for added value.

Contingent Consideration

In connection with the acquisition of E-Waste Systems of Ohio, Inc. (formerly Tech Disposal, Inc.), this was disclosed in our annual filing with the SEC on Form 10-K, filed April 16, 2013 and incorporated by reference herein.

NOTE 13 – STOCKHOLDERS’ DEFICIT

Warrants

In connection with the Convertible Promissory Note issued on March 31, 2014, the Company issued a warrant to purchase shares of the Company’s common stock equal to $332,500 divided by the Market Price, as defined in the Convertible Promissory Note, of the Company’s common stock on the date of issuance with an exercise price of $0.055 per share.  The value of the Market Price is defined as the lesser of (i) $0.05, or (ii) 65% of the average of the three lowest closing bid prices in the twenty trading days immediately preceding the applicable conversion, provided that if at any time the average of the three lowest closing bid prices in the twenty trading days immediately preceding any date of measurement is below $0.01, then in such event the conversion factor shall be reduced to 55% for all future conversions.  Based on the Market Price defined above, the total number of warrants issued on March 31, 2014, is 20,461,538, valued by dividing $332,500 by the calculated Market Price of $0.01625. The warrants expire on March 31, 2020.

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price

$0.055	20,461,538	4.75	$0.055	20,461,538	$0.055

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2013	-	$-
Issued	20,461,538	0.055
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2014	20,461,538	$0.055

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 200,000 shares set aside as Series A Convertible Preferred Stock with a par value of $0.001.  As of June 30 2014, and December 31, 2013, there were 5,891 and 1,903 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

The Series A Preferred Shares have the following provisions:

Dividends
Series A convertible preferred stockholders’ are entitled to receive dividends when declared. As of June 30, 2014 and June 30, 2013 no dividends have been declared or paid.

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

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 500,000 shares set aside as Series B Convertible Preferred Stock with a par value of $0.001.  As of June 30, 2014, and December 31, 2013, there were 195,000 and 195,000 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

Preferred Stock A Activity for the six months ended June 30, 2014

For the six months ended June 30, 2014, the Company issued a total of 4,975 shares of Series A Preferred Stock for various services rendered per agreements entered into with the shareholders and financing costs valued at $2,817,100.

For the six months ended June 30, 2014, the Company issued a total of 95 shares of Series A Preferred Stock as payment of debt to a related party valued at $58,389.

For the six months ended June 30, 2014, 1,082 shares of Series A Preferred Stock was converted into 14,877,500 shares of common stock in accordance with the provisions of the Series A Preferred Stock.

Preferred Stock B Activity for the six months ended June 30, 2014

For the six months ended June 30, 2014, the Company issued a total of 292,500 shares of Series B Preferred Stock as payment of debt to a related party valued at $292,500.

Common Stock

On March 28, 2014, the Company’s board of directors and majority shareholder approved an amendment to the Articles of Incorporation according to the Bylaws of the Company and the State of Nevada revised statutes for the purpose of increasing the authorized common stock from 490,000,000 shares to 800,000,000 shares. The Company’s authorized shares of preferred stock were not affected in this corporate action. As of June 30, 2014 and December 31, 2013, there were 425,918,387 and 262,734,973 shares of common stock issued and outstanding, respectively.

Common Stock Activity for the six months ended June 30, 2014

During the six months ended June 30, 2014, the Company issued 32,683,315 shares of common stock at prices ranging from $0.0096 to $0.0425 per share for services valued at $824,209. The value of the shares issued for services was based on the trading price of the Company’s common stock on the date of issuance.

During the six months ended June 30, 2014, the Company issued 37,886,185 shares of common stock at $0.0044 to $0.0391 per share for settlement of all accounts payable, accrued expense, accrued interest, and debt transactions valued at $320,696. The value of shares issued for settlement of debt was based on the trading price of the Company’s common stock on the date of issuance or the face value of the debt extinguished.

During the six months ended June 30, 2014, the Company issued 68,736,414 shares of common stock at $0.0095 to $0.0279 per share as stock based compensation valued at $1,626,792. The value of shares issued for stock based compensation was based on the trading price of the Company’s common stock on the date of issuance.

During the six months ended June 30, 2014, the Company issued 9,000,000 shares of common stock at $0.0132 to $0.0207 per share for cash valued at $153,000. The value of shares issued for cash was based on the agreements in place with the shareholders.

During the six months ended June 30, 2014, the Company issued 14,877,500 shares of common stock to Series A Preferred Stock shareholders for their 1,082 shares of Series A Preferred Stock in accordance with the provisions set forth for the Series A Preferred Stock.

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

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to June 30, 2014 and through the date of this filing, the Company issued 7,268,421 shares of common stock for various services rendered and conversions of debt.

On July 29, 2014, the Company entered into two replacement revolving notes for $135,710 and $949,970, respectively.   These notes are convertible into common stock of the Company at a price equal to 85% of the lowest daily volume weighted average price of the common stock during the 5 business days immediately prior to the conversion date.  These replacement revolving notes replace a revolving convertible promissory note for $1,000,000 that was issued by the Company on July 31, 2013 and made effective on December 6, 2013.

On July 29, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $50,000 with an interest rate of 12% per annum.  This note will mature on July 29, 2015.  The note holder can convert any unpaid balance at any time after the day of issuance. The rate of conversion to common stock is the lower of (i) the closing sale price of the Common Stock on the Trading Day immediately preceding the Closing Date, or (ii) 45% of the lowest trade price for the Common Stock for the fifteen consecutive Trading Days immediately preceding the Conversion Date.

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

2014 Operations

Acquisitions

The Company is actively seeking strategic acquisitions to expand its footprint world-wide and to add core capabilities, expand critical mass and provide and expanded pool of talent.

Every potential acquisition is evaluation based upon three criteria:

●	Strategic: Synergies, Differentiation and Compliance;
●	Financial: Financial Strength, P/E, Growth;

●	Management: Vision, Culture, Quality.

EWSI completed two transactions in US during 2013: Surf/CPU and 2TRG.  Surf is located in Los Angeles, California. Surf was rebranded EW California but is doing business also through the former name to maintain a market position with the existing customers.  The management, as well as all the employees (7 people), remained on board.  In the first year of business under EWSI’s wings, Surf implemented and expanded its operations to profitability and is still growing. The goals for 2014 are to double the revenues as well as the profits and expand furthermore the business to new areas of interest.  The transaction put in place with 2TRG involved the acquisition of the assets from the locations in Cincinnati and Geneva. A newly branded company was created to run the operations, E-Waste Cincinnati, Inc. (a wholly owned subsidiary of the Company). A plan for hiring new employees and business developers is being implemented. In March took place the grand opening of the facility to start the business in new working space in the Cincinnati area. The operation has been focused on establishing its presence in the market and on obtaining key certifications while building an organization.  Its new facility will be the showpiece plant implementing the latest and most efficient technologies.  Goals established for 2014 are premised on (1) creating an operational team to expand the operations both utilizing the existing facilities and other strategic locations (2) identifying strategic partners and establishing relationships through contract or acquisition to bring the locations under the EWS-C umbrella and (3) obtaining new contracts to capitalize the full processing volume of 750 million pounds annually and growing of the revenues.

EUROPE

A major refurbisher currently working with the Company is the target for 2014 in Europe. This acquisition brings the footprint of EWSI in the old continent. The term-sheet for the transaction has been delivered and if agreed the process is expected to be completed by the second half of the year. Due to the high potential of this operation and to complete the reverse logistic process, an ePlant is already considered as part of the first steps to make this location the show piece for the European market. The Company is in discussion with another party that is fully funded to expand the scope of the project and move more quickly to the implementation phase.

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

ePlants and Technologies

Expectations for 2014 are of three operational ePlant in three different continents by the end of the year. While the ePlants in Cincinnati and Geneva will be upgrades of existing technology, those will be new facilities using the best and most efficient technologies delivered on EWSI specs. A fully deployed ePlant can generate an annualized revenue stream of over $9M with basic working shifts and up to $36M for a continuous operation. The recent agreement with Chinese Technology firm Loyalty provides and opportunity to implement a fully functional ePlant quickly and efficiently with a goal to enable implementation in just 6 months from the initial order of the hardware.

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

L&M Agreements

EWSI has worked through several strategies to enter into the market in China and other markets around the world where significant potential exists  and the Company is making a significant investment in that market justified by the magnitude of the opportunity.  As part of that activity, EWSI entered into a series of agreements to operate business activities utilizing leased assets and personnel in targeted business units. The strategy behind the utilization of this structure was to enable the Company to consider candidates for strategic acquisition without significant risk.  As expected, only the very best of the opportunities will warrant the resources and steps needed to move to the next level.  This business model is becoming more and more popular since most of the companies in China do not support their accounting with auditing. The commercial strategy behind this is that a healthy financial audited company has more possibilities to raise capital or become target for an acquisition.

The steps for evaluating business opportunities where the financial statements are not up to our standards or the controls do not meet our rigid guidelines involved starting with establishing very limited risk/commitment through our eIncubator division.  An eIncubator company can establish itself as a more definite potential to join the E-Waste family through allowing Company staff to comprehensively observe operations and dig into the targets books and records.

Businesses that have proven to be viable targets through either the eVolve agreement process or other candidates that generally meet our standards and are susceptible to more comprehensive confirmation of historical  results of operations and profitability will be considered for our next level of commitment through agreements to bring them under our eVolve Division.  eVolve contracts involve the Company installing personnel in the operations, establishing financial protocols, controls record-keeping and reporting to enable the target to come up to the standards required for becoming part of the eWaste group of companies.  The ability to provide two years of audited financial statements and similar metrics are required to be considered for inclusion in the E-Waste group of companies including strategic alliances.

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

Business Strategy for 2014

The EWSI strategy for growth is premised upon the following key elements:

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

E-Waste Systems Cincinnati, Inc

E-Waste Systems Cincinnati acquired the new location in Springdale, OH on February 3, 2014 and was open for business March 2014. The core business is pick-up of e-waste from local business and processing the commodities for a profit. Our primary focus is to secure our R2/e-Steward certifications and refine our procedures/processes so they can be replicated for additional locations. Our Geneva NY location will be standardizing by May 2014. Our goal for 2014 is to acquire or team with 3 other locations by the end of the year to achieve not less than five locations with centralized management to achieve maximum profitability.

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

Consolidated Results of Operations for E-Waste Systems, Inc. – Continuing Operations

Three months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013 (restated)

Revenues – Continuing Operations

We generated revenue of $545,226 during the three months ended June 30, 2014 compared to $257,012 for the three months ended June 30, 2013.

Cost of Sales – Continuing Operations

Cost of sales was $483,531 for the three months ended June 30, 2014 compared to $143,884 for the three months ended June 30, 2013.

Gross Profit – Continuing Operations

Gross profit for the three months ended June 30, 2014 was $61,695, compared to gross profit of $113,128 for the three months ended June 30, 2013.

Operating Expenses – Continuing Operations
.
We incurred operating expenses of $1,981,028 and $1,177,505 for three months ended June 30, 2014 and 2013, respectively.  Our operating expenses consisted of directors’ and officers’ accrued compensation, professional fees, impairment in goodwill related to debt purchase, impairment in available for sale securities, and general and administrative expenses.

Other Expenses – Continuing Operations
.
We incurred other expenses of $899,220 and $65,765 for three months ended June 30, 2014 and 2013, respectively.  Our other expenses consisted of interest expense, net, changes in derivative liabilities, and currency exchange gain.

Net Loss – Continuing Operations

As a result of the above, we reported a net loss from continuing operations of $2,818,553 and $1,130,142 for the three months ended June 30, 2014 and 2013, respectively.

For the three months ended June 30, 2014 and 2013, we reported a loss from discontinued operations of $3,616 and $5,416, due to the issuance of common stock to a former employee as part of a settlement agreement for services rendered for the three months ended June 30, 2014.

Six months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013 (restated)

Revenues – Continuing Operations

We generated revenue of $1,054,282 during the six months ended June 30, 2014 compared to $257,012 for the six months ended June 30, 2013.

Cost of Sales – Continuing Operations

Cost of sales was $796,039 for the six months ended June 30, 2014 compared to $143,884 for the six months ended June 30, 2013.

Gross Profit – Continuing Operations

Gross profit for the six months ended June 30, 2014 was $258,243, compared to gross profit of $113,128 for the six months ended June 30, 2013.

Operating Expenses – Continuing Operations
.
We incurred operating expenses of $7,197,829 and $1,737,639 for six months ended June 30, 2014 and 2013, respectively.  Our operating expenses consisted of directors’ and officers’ accrued compensation, professional fees, impairment in goodwill related to debt purchase, impairment in available for sale securities, and general and administrative expenses.

Other Expenses – Continuing Operations
.
We incurred other expenses of $2,311,793 and $125,954 for six months ended June 30, 2014 and 2013, respectively.  Our other expenses consisted of interest expense, net, changes in derivative liabilities, and currency exchange gain.

Net Loss – Continuing Operations

As a result of the above, we reported a net loss from continuing operations of $9,251,379 and $1,750,465 for the six months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014 and 2013, we reported a loss from discontinued operations of $88,098 and net income of  $3,643, due to the issuance of common stock to a former employee as part of a settlement agreement for services rendered for the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, our consolidated balance sheet presented total current assets of $544,446 and total current liabilities of $6,441,591, which resulted in a working capital deficit of $5,897,145.

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

Consolidated Cash Used in Operating Activities

Continuing operating activities during the six months ended June 30, 2014 used cash of $986,107, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for the six months ended June 30, 2014 of $9,251,379 was the primary reason for our negative operating cash flow.  The impact of consolidated net loss from continuing operations on our consolidated operating cash flow was substantially offset by amortization in debt discount of $133,645, changes in derivative liability of $1,953,780, common stock issued for services of $824,207, stock based compensation of $1,626,792, preferred stock issued for services of $2,817,100, changes in accounts receivable, net of $(190,029), changes in accounts payable and accrued expenses of $418,114 and changes in accrued expenses, related party of $255,926.

Cash used in discontinued operating activities for the six months ended June 30, 2014 was $88,098.

Consolidated Cash Used in Investing Activities

We had used cash totaling $230,450 for investing activities from continuing operations.  This consisted of $125,834 used to purchase equipment in our subsidiaries, and $104,616 used towards security deposits.

We did not use any cash for discontinued investing activities in 2014 or 2013.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the Company.  Consolidated net cash flow provided by continuing financing activities for the six months ended June 30, 2014 was $1,255,839.  This consisted of $1,158,975 in proceeds from convertible notes payable, $3,284 in advances from related parties, $12,965 in advances from others, and $153,000 in common stock issued for cash, all offset by principal payments towards convertible notes payable of $27,500, principal payments towards notes payable of $38,885, and principal payments towards convertible notes payable, related parties of $6,000.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

(Not Applicable)

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Martin Nielson.  Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are not effective, we are, however, still in the process of evaluating and implementing changes in our disclosure controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2014, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited staff to carry out administrative duties: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

As of the filing of this document, the Company is not aware of any current or pending litigation expected to have a material adverse impact on the Company.

Item 1A – Risk Factors

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

E-Waste Systems, Inc.

Date:	August 19, 2014

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer. Chief Financial Officer and Director

E-Waste Systems, Inc.
(the “Registrant”)
(Commission File No. 333-165863)
Exhibit Index
To Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2014

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

10.1	Redwood Management – TCA – E-Waste Systems, Inc. Debt Settlement Agreement		X

101.INS †	XBRL Instance Document		X

101.SCH †	XBRL Taxonomy Extension Schema Document		X

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB †	XBRL Extension Labels Linkbase Document		X

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document		X

†
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.