Form 10-Q
period 2014-09-30
EWaste Systems, Inc.
filed 2014-11-14
CIK 1488309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2014

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
__
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2014, there were 9,759,856 shares of our common stock issued and outstanding following a reverse split of 1:250 .and declared effective by FINRA on November 5, 2014.

 NOTE:  All stock references are in pre-reverse split numbers unless specifically identified otherwise.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are comprised of the following:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013

F-2	Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014 and September 30, 2013 (restated);

F-3	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014, and September 30, 2013 (restated);

F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

E-Waste Systems, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,419	$145,778
Restricted cash held in escrow	140,000	140,000
Accounts receivable, net	172,279	63,217
Related parties receivable	-	1,052
Inventory	3,315	5,752
Deferred financing costs	25,956	-
Other current assets	112,829	3,833
Total Current Assets	468,798	359,632

Property and equipment, net	254,103	181,720
Security deposits	107,737	3,270
Intangible assets	259,230	324,011
Investments	285,573	285,573
TOTAL ASSETS	$1,375,441	$1,154,206

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$919,247	$479,884
Accrued expenses, related parties	993,672	1,320,918
Due to related parties	31,610	-
Due to others	12,965	-
Payroll and related liabilities	21,745	-
Deferred rent	6,681	-
Deferred revenue	111,562	-
Short-term notes payable	208,563	194,460
Short-term related party convertible notes payable, net	6,000	12,000
Short-term convertible notes payable, net	2,091,152	1,139,897
Derivative liability on short-term convertible notes payable	1,792,524	465,880
Total Current Liabilities	6,195,721	3,613,039

Long term portion of notes payable	17,512	85,908
Long term portion of convertible notes payable, net	636,697	251,406
Long-term portion of derivative liabilities	290,188	-
TOTAL LIABILITIES	7,140,118	3,950,353

STOCKHOLDERS' DEFICIT:
Preferred stock, Series A, $0.001 par value, 200,000 shares authorized;
5,516 and 1,903 shares issued and outstanding, respectively	6	2
Preferred stock, Series B, $0.001 par value, 500,000 shares authorized;
487,500 and 195,000 shares issued and outstanding, respectively	487	195
Common stock, $0.001 par value, 6,000,000,000 shares authorized;
1,107,817,477 and 262,734,973 shares issued and outstanding, respectively	1,107,818	262,735
Additional paid-in capital	12,875,909	7,154,225
Accumulated deficit	(19,748,897)	(10,213,304)
TOTAL STOCKHOLDERS' DEFICIT	(5,764,677)	(2,796,147)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,375,441	$1,154,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
NET REVENUES:
Product sales revenue	$227,978	$106,041	$675,627	$274,415
Service revenues	97,923	71,483	704,556	160,121
TOTAL REVENUES	325,901	177,524	1,380,183	434,536

Cost of sales	110,398	105,755	906,437	249,639

GROSS PROFIT	215,503	71,769	473,746	184,897

OPERATING EXPENSES:
Officer and director compensation	(139,094)	313,590	42,976	538,107
Professional fees	171,538	1,532,155	4,097,376	2,071,249
Financing costs	49,369	-	262,229	-
Stock based compensation	31,650	-	1,658,442	-
Impairment in available for sale securities	-	715,000	-	1,445,000
General and administrative expenses	525,030	101,107	1,775,299	345,135
TOTAL OPERATING EXPENSES	638,493	2,661,852	7,836,322	4,399,491

LOSS FROM OPERATIONS	(422,990)	(2,590,083)	(7,362,576)	(4,214,594)

OTHER INCOME (EXPENSE)
Interest expense, net	(116,575)	(78,651)	(470,929)	(247,679)
Change in derivative liability	336,949	(288,319)	(1,616,831)	(245,245)
Gain (loss) on conversion of notes payable	225	-	(3,434)	-
TOTAL OTHER INCOME (EXPENSE)	220,599	(366,970)	(2,091,194)	(492,924)

NET LOSS FROM CONTINUING OPERATIONS	(202,391)	(2,957,053)	(9,453,770)	(4,707,518)

Loss (Income) from Discontinued Operations, net of Income Taxes	6,275	(3,500)	(81,823)	143

NET LOSS	$(196,116)	$(2,960,553)	$(9,535,593)	$(4,707,375)

NET LOSS PER COMMON SHARE:
Basic and Diluted Loss per Share from Continuing Operations	$0.00	$(0.01)	$(0.02)	$(0.03)
Basic and Diluted Loss per Share from Discontinued Operations	$0.00	$0.00	$0.00	$0.00
NET LOSS PER SHARE - BASIC AND DILUTED	$0.00	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	587,232,178	228,588,198	426,339,609	166,317,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(9,453,770)	$(4,707,518)
Adjustment to reconcile net loss to net cash used in operating activities:
Bad debt provision	2,036	2,700
Amortization of deferred financing costs	34,544	158,843
Depreciation expense	48,278	-
Amortization of intangible assets	64,781	21,594
Origination interest charge	88,500	-
Convertible notes payable executed for services	191,140	117,940
Amortization of debt discount	149,005	-
Origination interest on derivative liability	-	10,556
Change in derivative liability	1,616,832	245,245
Common stock issued for services	871,345	2,104,255
Stock based compensation	1,658,442	-
Loss on conversion of debt	3,659	43,970
Preferred stock issued for services	2,817,100	-
Gain on settlement of debt	51,685	-
Write off of former officer and director accrued compensation	566,825	-
Impairment on available for sale securities	-	1,445,000
Contributed capital	-	95,420
Changes in operating assets and liabilities:
Accounts receivable, net	(111,098)	(49,831)
License fees receivable	-	-
Related parties receivable	1,052	(750)
Inventory	2,437	(6,520)
Other current assets	1,004	-
Accounts payable and accrued expenses	533,609	309,735
Accrued expenses, related parties	(570,059)	322,271
Payroll and related liabilities	21,745	-
Deferred revenue	111,562	2,046
Deferred rent	6,681	-

NET CASH (USED IN) PROVIDED BY CONTINUING OPERATING ACTIVITIES	(1,292,665)	114,956
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	(81,823)	143
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,374,488)	115,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired with purchase of subsidiary	-	-
Purchase of equipment	(120,661)	-
Payments towards security deposits	(104,467)	(1,589)
Payments towards intangible assets	-	(247,153)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(225,128)	(248,742)
NET CASH USED IN INVESTING ACTIVITIES	(225,128)	(248,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,358,475	178,750
Principal payments towards convertible notes payable	(27,500)	-
Principal payments towards notes payable	(54,293)	-
Principal payments towards convertible notes payable, related parties	(6,000)	-
Advances from related parties	31,610	-
Advances from others	12,965	-
Issuance of common stock for cash	153,000	-

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	1,468,257	178,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,468,257	178,750

Effects of exchange rates on cash	-	-

Net (decrease) increase in cash and cash equivalents	(131,359)	45,107

Cash and cash equivalents, beginning of period	145,778	139

Cash and cash equivalents, end of period	$14,419	$45,246

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$70,999	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Deferred financing costs associated with convertible notes payable issuances	$60,500	$-
Conversions of convertible notes payable and accrued interest into shares of common stock	$661,237	$120,723
Preferred stock issued for cost method investment	$-	$27,273
Common stock issued for cost method investment	$-	$258,300
Issuance of common stock as payment towards accrued expenses	$27,838	$-
Conversion of preferred Series A stock into common stock	$34,335	$-
Issuance of preferred Series A stock for payment of accrued expenses, related parties	$300,169	$-
Issuance of preferred Series A stock for payment of accounts payable and accrued expenses	$50,428	$-
Issuance of preferred Series B stock for payment of accrued expenses, related parties	$-	$195,000
Accrued interest added to principal in connection with assignments of convertible notes payable between third parties	$3,913	$-
Monies due from convertible notes payable	$110,000	$-
Issuance of common stock as payment towards accrued expenses, related parties	$23,550	$106,473
Retirement of common stock	$2,494	$-
Debt discounts on convertible notes payable	$-	$419,550
Intangible assets from investment in Surf	$-	$120,046
Convertible notes payable executed for accounts payable and accrued expenses	$-	$112,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

E-Waste Systems, Inc. and Subsidiaries
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION

Organization and Business

We were incorporated on December 19, 2008 in the State of Nevada.  Our wholly owned subsidiary, E-Waste Systems (UK) Ltd. was founded in January 2011 for the purpose of implementing our business strategy. We acquired all of the issued and outstanding capital stock of EWSO on October 14, 2011. On September 20, 2012, certain of the assets and business of EWSO were physically transferred to Two Fat Greek, LLC, and thereafter certain acquisitions and strategic transactions were concluded as set out herein.

Surf Investments, Ltd. (Surf)

On June 25, 2013, the Company entered into a binding agreement to acquire 100% of the shares of Surf Investments, Ltd, ("Surf") a California company in the mobile computing and e-waste recycling business. The Company acquired Surf because of it e-waste certifications in the state of California and the access to customers that will benefit the Company in expanding its sales and services. Consideration paid was the assumption of liabilities of $222,928 and the issuance of 223 shares of Series A Preferred Stock valued at $27,256 for a total consideration of $250,184. Fair values of assets and liabilities acquired are estimates of management.

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

NOTE 2 - GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $9,535,593 and $4,707,375 during the nine months ended September 30, 2014 and 2013, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of September 30, 2014, and operating expenses and capital expenditure requirements for at least twelve months from the consolidated balance sheet date. As of September 30, 2014 and December 31, 2013, the Company had working capital deficits of $5,726,923 and $3,253,407, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RESTATEMENT

On March 26, 2013, EWSI entered into a set of agreements with XuFu (Shanghai) Co, Ltd, (“XuFu”) a company incorporated in the People’s Republic of China (“PRC”) and formerly known as Yazhuo.  The interests in XuFu were initially consolidated on the Company’s interim financial statements as a Variable Interest Entity (“VIE”) as of March 31, 2013, June 30, 2013 and September 30, 2013.  Upon further analysis, prior to filing its 10-K for the year ended December 31, 2013, the Company concluded that consolidation was not proper. The VIE agreements and all corresponding Lease and Operating Agreements and Management Agreements were terminated by action of the Board of Directors.  Discussions with potential targets to the extent deemed prudent by management are on-going and new agreements will be executed as and when deemed to be in the best interest of the Company. Accordingly, the Company has not consolidated Xufu in the quarterly statements for the nine months ended September 30, 2014 and 2013.

The following represents the changes to the restated consolidated financial statements as of and for the nine months ended September 30, 2014:

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

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $14,419 and $145,778 at September 30, 2014 and December 31, 2013, respectively. See Note 6 – Restricted Cash Held in Escrow

Cash Flows Reporting

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

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at September 30, 2014 and 2013.

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

For the nine months ended September 30, 2014 and 2013, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company currently has convertible debt, warrants and preferred stock which if converted as of September 30, 2014, would have caused diluted shares totaling 27,766,004,614 in pre-reverse split shares.

At September 30, 2014, there were no stock options.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2014 and December 31, 2013, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(2,082,712)	$(2,082,712)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(465,880)	$(465,880)

Property and Equipment

Property and equipment are stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.  Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.  Depreciation expense for the nine months ended September 30, 2014 and 2013 was $48,278 and $0, respectively.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the nine months ending September 30, 2014 and 2013 are reflected in Note 9.

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

Share-based expense for the nine months ended September 30, 2014 and 2013 was $1,658,442 and $0, respectively.

Reclassifications

Certain balances in previously issued financial statements have been reclassified to be consistent with current period presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the nine months ended September 30, 2014, include the accounts of the Company and its wholly-owned subsidiary E-Waste Systems Cincinnati, Inc. (“EWS-C”), and Surf Investments, Ltd. (“Surf”). All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk

SURF

For the nine months ended September 30, 2014, Customer A accounted for 28.50% of the Surf’s net revenue and 40.48% of Surf’s total accounts receivable. Customer B accounted for approximately 25.52% of Surf’s net revenue for the nine months September 30, 2014. Customer C accounted for approximately 11.38% of the Company’s net revenue.  Customer D accounted for 18.49% of Surf’s net revenue for the nine months ended September 30 2014.

EWS-C

For the nine months ended September 30, 2014, Customer A accounted for 60.00% of EWS-C’s net revenue and 50.71% of EWS-C’s total accounts receivable.  Customer B accounted for approximately 21.04% of EWS-C’s net revenue.  Customer C accounted for approximately 11.31% of EWS-C’s accounts receivable for the nine months ended September 30, 2014.

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers a number of factors, including historical losses, current receivables aging reports, the counter party’s current ability to pay its obligation to the Company, and existing industry. The Company reviews its allowances every month. Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability. During the nine months ended September 30, 2014 and the year ended  December 31, 2013, allowance for doubtful accounts was $0 and $2,700, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. Pursuant to ASC 320-5, other than temporary impairment losses are recorded as impairment expense in the statement of operations during the period in which the impairment is determined.  The Company did not record an impairment expense for the nine months ended September 30, 2014.

Intangible Assets

Intangible assets are recorded at the costs associated with the asset. These assets are then amortized using the straight-line method over the remaining useful economic life of each asset type. At each consolidated balance sheet date, the unamortized capitalized cost of the each intangible asset will be compared to the net realizable value of that asset. If the unamortized capitalized cost exceeds the net realizable value, then the difference will be written down to the net realizable value. Intangible assets consist of customer lists and certification.  Amortization of intangible assets for the nine months ended September 30, 2014 was $64,781. The Company did not record an impairment expense as of September 30, 2014.

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

Income Taxes

Deferred income tax assets as of September 30, 2014, of $1,112 resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

As of September 30,	2014	2013

Income tax benefit at Federal statutory rate of 44%	$(3,039,538)	$(556,480)
State Income tax benefit, net of Federal effect	(842,146)	(154,180)
Permanent and other differences	-	-

Change in valuation allowance	3,881,684	710,660
Total	$-	$-

Components of deferred tax assets were approximately as follows:

As of September 30,	2014	2013

Fixed assets	$219	$-
Allowance for doubtful accounts	893	1,184
Valuation allowance	(1,112)	(1,184)
Total	$-	$-

At September 30, 2014, the Company has available net operating losses of approximately $6,919,000 which may be carried forward to apply against future taxable income. These losses will expire in 2032. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

The provisions of ASC 740 require companies to recognize in their condensed consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the condensed consolidated financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

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

As of September 30, 2014, the Company had a balance of $140,000 in escrow.

NOTE 7 – DEFERRED FINANCING COSTS

During the period ended September 30, 2014, the Company incurred financing costs in connection with the issuance of various convertible promissory notes totaling $54,000.  The costs are being amortized over the term of their respective convertible promissory notes on the straight-line method, which approximates the interest rate method.  As of September 30, 2014, the Company amortized $34,544 of financing costs resulting in a balance of $25,956.

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Equipment	$187,384	$165,518
Automobiles	20,926	20,926
Computer Software	9,858	-
Leasehold Improvements	88,937		-
Less: accumulated depreciation	(53,002)	(4,724)

Property and Equipment, Net	$254,103	$181,720

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $48,278 and $0, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Transactions Involving Non-Officers and Directors

Effective October 28, 2011 the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The Company recognized $769 and $1,077 of interest expense on the related party convertible note payable leaving a balance in accrued interest of $3,906 and $2,774 as of September 30, 2014 and 2013, respectively. The note has been extended and has a maturity date of November 22, 2014. On April 28, 2014, the Company paid the note holder the amount of $6,000 in cash toward the principal amount due on this note as of the date of the payment.

On May 1, 2013, the Company issued 1,500,000 shares of common stock to an employee for past obligations due.

At September 30, 2014, the Company had payables to related parties totaling $31,610.

Transactions Involving Officers and Directors

During the nine months ended September 30, 2014, the Company accrued $564,735 in officer compensation, and wrote off $566,825 in accrued compensation to former officers.  The Company also issued 1,000,000 shares of common stock valued at $23,550, and issued 292,500 shares of Series B preferred stock valued at $292,500, leaving an ending balance of $919,133 in accrued officer and director compensation at September 30, 2014.

NOTE 10 – NOTES AND LOANS PAYABLE

Effective October 28, 2011, the Company received $12,000 in cash from a related party in exchange for a convertible note payable. The note accrues interest at 12% and is due twelve months from the date of origination or October 28, 2012. The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock on or before the maturity date at a price of $0.25 per share. The balance in accrued interest is $3,806 and $2,411 as of September 30, 2014 and 2013, respectively. The note has been extended and has a maturity date of October 28, 2014.  On April 28, 2014, the Company paid the note holder the amount of $6,000 in cash toward the principal amount due on this note as of the date of the payment.

Effective February 3, 2012, and February 21, 2012 the Company borrowed $40,000 and $35,000, respectively, from an unrelated third party entity in the form of two promissory notes. The notes bear interest at 14%, are unsecured and are due on demand. During the year ended December 31, 2013, the Company recognized $7,714 of interest expense on these notes payable leaving balances in accrued interest of $403, respectively as of December 31, 2013.  Effective April 3, 2013, the Company entered into a settlement agreement with a note holder whereby the Company would pay interest to the note holder from inception of the two notes through and including May 31, 2013. Payment of the interest due of $13,653 was made in the form of 2,185,879 shares of Rule 144 unrestricted common stock.  It was further agreed that the principal amount of the combined notes would be paid on a monthly basis in the amounts of $5,833 for the $35,000 Note, and $6,667 for the $40,000 Note. Interest will continue to accrue at the agreed upon 14% per annum on each note until the principal balance has been retired.  During the year ending December 31, 2013, the Company made three of the required aggregate monthly payments to the note holder in the form of the Company’s Unrestricted Common Stock. The aggregate payment for both notes for the month of May 2013 resulted in an issuance of 1,543,210 shares at a price per share of $0.0081. The aggregate payment for both notes for the month of June 2013 resulted in an issuance of 1,344,086 shares at a price per share of $0.0093.  The aggregate payment for both notes for the month of July 2013 resulted in an issuance of 828,912 shares at a price per share of $0.0151.  Effective November 1, 2013 the Company issued an aggregate of 1,253,117 shares of the Company’s unrestricted common stock as payment in full of the existing debt to this note holder as follows:  the Company issued 644,330 shares at a price of $0.0194 for the month of August; in addition, the Company issued 256,674 at a price of $0.0487 for the month of September and we also issued 352,113 at a price of $0.0355 for the month of October, 2013.  Upon receipt of all the shares listed in this paragraph, the note holder acknowledged that the principal amount of the note had been paid in full and requested that the interest payment in the form of stock also to be issued at this time.  As a result, the notes have been paid in full.

Effective February 24, 2012, the Company borrowed $100,000 from an unrelated third party in the form of a Line of Credit. The funds were to support the working capital requirements of E-Waste Systems (Ohio) and specifically, the procurement of electronic waste for refurbishment or recycling. The promissory note accrues interest at 14% and is due on March 24, 2013. On April 22, 2013 the Company issued 1,029,479 shares of the Company’s common stock in payment of all interest from inception of the note through May 31, 2013. The note holder has agreed to accept no payment on the principal amount of the note for the present time, and interest will continue to accrue on the note beginning with June 1, 2013 through the time the note is completely retired. During the period ended December 31, 2013 the Company recognized $14,000 of interest expense and made no payments on this promissory note leaving a balance of $8,167 accrued interest as of December 31, 2013.  During the period ended September 30, 2014 the Company recognized $10,500 of interest expense and made no payments on this promissory note leaving a balance of $18,667 in accrued interest as of September 30, 2014.

Effective August 27, 2012, the Company executed a convertible promissory note in the principal sum of $150,000. The consideration to be provided by the note holder is no more than $135,000. A $13,500 (10%) original issue discount (“OID”) applies to the principal sum. The note holder made payments to the Company of $25,000 and $15,000 of the total consideration during the year ended December 31, 2012, $95,000 through the year ended December 31, 2013. The principal sum due to the note holder is to be prorated based on the consideration actually paid together with the 10% original issue discount that will also be prorated based on the amount of consideration actually paid as well as any other interest or fees. The maturity date is one year from the date of each payment of consideration and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The OID in respect of the consideration received on the date of execution equaled $4,445 for the year ended December 31, 2012, and $10,556 for the year ended December 31, 2013.  Effective February 28, 2013, the note holder elected to convert $7,350 of the principal balance into 1,500,000 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $3,625 to interest expense.  Effective March 20, 2013, the note holder elected to convert an additional $11,466 of the principal into 1,800,000 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $5,026 to interest expense.  Effective April 16, 2013, the note holder elected to convert $9,931 of the principal balance resulting in the issuance of 2,695,650 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $3,265 to interest expense.  Effective May 6, 2013, the note holder elected to convert $8,341 of the principal balance resulting in the issuance of 2,500,000 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $4,062 to interest expense.  Effective June 13, 2013, the note holder elected to convert $8,217 of the principal balance resulting in the issuance of 2,981,397 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $168 to interest expense.  Effective August 27, 2013, the note holder elected to convert $27,778 of the principal balance resulting in the issuance of 4,700,856 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $18,418 to interest expense.  Effective January 21, 2014, the note holder elected to convert $27,778 of the principal balance resulting in the issuance of 3,055,556 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $12,406 to interest expense.  Effective February 25, 2014, the note holder elected to convert $27,778 of the principal balance resulting in the issuance of 3,055,556 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $17,199 to interest expense.  Effective March 26, 2014, the note holder elected to convert $22,222 of the principal balance resulting in the issuance of 2,444,444 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $16,377 to interest expense. The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at a conversion price of the lesser of $0.01 or 70% of the lowest trade price in the 25 trading days prior to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the holder of the note convert any amount outstanding into common stock that would result in it owning more than 4.99% of the total common stock outstanding. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $402,675 and debt discounts of $105,556 on the payment dates of the note for the year ended December 31, 2013. As of September 30, 2014, the Company had recognized amortization on debt discounts on these notes of $45,982, leaving unamortized debt discounts of $0. See Note 11 for treatment of derivative liability associated with convertible notes payable. This loan is now considered to be paid in full and all debt discount has been amortized in full.

Effective December 31, 2012, the Company negotiated satisfaction of an accounts payable of $50,000 owed to a Company consultant in exchange for the execution of a convertible note payable with a face value of $162,500. On the same date and under the same terms, the Company executed two other convertible notes payable with face values of $11,000 and $29,000 in exchange for services provided to the Company. The notes are unsecured, bear interest at 6% per annum and are due on December 31, 2015. The notes are also convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.   The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with these convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $25,313. The discount will be amortized and recorded to the statement of operations over the stated term of the notes and is included within interest expense. As of September 30, 2014 and December 31, 2013, the Company had recognized amortization on the debt discounts on these notes of $5,121 and $17,493 of the total outstanding debt discounts leaving an unamortized debt discounts of $283, and $7,820, respectively.  Effective September 9, 2013, the note holder elected to convert $11,000 of the principal balance and accrued interest of $435 at $0.0064 per share into 1,786,641 shares of the Company’s common stock. In connection with the conversion, the Company recognized a pro rata portion of the unamortized debt discount of $1,114 to interest expense.  As a result, the $11,000 note has been paid in full.    Effective March 12, 2014, a settlement was reached with the note holder of the $29,000 convertible note whereby his note and all accrued interest was purchased by an unrelated third party.  This $29,000 note has been retired in its entirety.

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

Effective February 8, 2013, the Company executed a convertible note payable with a face value of $162,500 in exchange for services provided to the Company in the amount of $115,400 and forgiveness of accounts payable of $47,060. The intrinsic value of the beneficial conversion features and the debt discounts associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $162,500. The discount will be amortized and recorded to the statement of operations over the stated term of the note and is included within as interest expense. As of September 30, 2014, the Company had recognized amortization on the debt discounts on this note of $40,959 of the total outstanding debt discounts leaving an unamortized debt discounts $73,162.

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

On June 25, 2013, the Company assumed loans payable with the acquisition of Surf in the amount of $222,928. These loans are non-interest bearing and due upon demand.  Of the total amount of these loans, on the consolidated balance sheet, $74,539 is classified in accrued expenses, related party, and $90,000 is classified in accounts payable and accrued expenses.

In connection with its acquisition of EWS-C, the Company assumed five financing agreements that comprise all the equipment listed in EWS-C.  The total value of these notes is $180,368. The original terms of these notes consist of a term of 60 months, with interest rates ranging from 4.60% to 9.24%, due dates of May 1, 2015, May 27, 2015, September 30, 2015, June 14, 2016, and October 1, 2016, and total payments ranging from $282 to $3,414.  Of the total balance of these notes, $205,563 is deemed to be the short term portion and is included in short-term notes payable on the consolidated balance sheet.

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

Effective October 1, 2013, the Company executed a convertible note payable with a face value of $32,500. This note is unsecured, bears interest at 8% per annum and is due June 2, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55%. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $25,339 on the payment dates of the note for the period ended March 31, 2014.  See Note 11 for treatment of derivative liability associated with convertible notes payable.  On April 18, 2014, the note holder elected to convert $20,000 of this note into 2,531,646 at a price per share of $0.00790, leaving an unconverted amount due of $12,500.  On April 23, 2014, the note holder elected to convert the balance of the principal of $12,500 and accrued interest of $1,300 on this note into 2,059,701 shares of common stock.   As a result, this note has been paid in full and the remaining derivative liability balance associated with this note has reversed.

On November 30, 2013, the Company entered into a Credit Agreement with TCA Global Credit Master Fund for a loan of up to $5,000,000 with an initial draw of $1,000,000. At the initial funding of the first $1,000,000 on the TCA revolving credit facility, TCA held in reserve/escrow $160,000 pending completion of several post-closing matters.  Those funds have not yet been released.  The debt is secured by assets of the Company and its subsidiaries Surf and e-Waste Systems Cincinnati, Inc. and e-Waste Systems Ohio, Inc.  Interest accrues at the rate of 16.5% per annum, calculated on the actual number of days elapsed over a 360-day year.  Provisions for a Reserve of 15% there is a mandatory repayment of not less than 15% of the gross revenues.  The Company determined the note qualified for derivative liability treatment under ASC 815.  This note was restated on July 29, 2014, and this restatement replaces and supersedes the $1,000,000 note.

On July 29, 2014, the Company entered into an amendment to the Credit Agreement with TCA Global Credit Master Fund and contemporaneous agreements with Redwood Management LLC to assume the TCA obligations through a series of note modification transactions.  The terms of the agreement initially provided for the $1,000,000 plus accrued interest to be divided into two revolving notes for $135,710 and $949,970, respectively that replace and supersede a revolving convertible promissory note for $1,000,000 that was issued by the Company on July 31, 2013 and made effective on December 6, 2013.  The aggregate of the new notes include the $1,000,000 in principal from the original note plus $51,685 of accrued interest and fees of $33,995.  The notes carry an interest rate of 16.5% per annum calculated on the actual number of days elapsed over a 360-day year.   These notes are convertible into common stock of the Company at a price equal to 85% of the lowest daily volume weighted average price of the common stock during the 5 business days immediately prior to the conversion date.  During the period ended September 30, 2014, a total of $271,420 was assigned to Redwood Management LLC in the form of two separate convertible promissory notes.  Effective July 31, 2014, the note holder elected to convert $61,824 of the principal balance resulting in the issuance of 22,400,000 shares of the Company’s common stock at a per share price of $0.0028.   Effective August 12, 2014, the note holder elected to convert $34,413 of the principal balance resulting in the issuance of 24,757,400 shares of the Company’s common stock at a per share price of $0.0014. Effective August 18, 2014, the note holder elected to convert $30,852 of the principal balance resulting in the issuance of 24,880,900 shares of the Company’s common stock at a per share price of $0.0012. Effective August 21, 2014, the note holder elected to convert $8,621 of the principal balance resulting in the issuance of 8,707,959 shares of the Company’s common stock at a per share price of $0.001.  Effective September 3, 2014, the note holder elected to convert $20,363 of the principal balance resulting in the issuance of 29,512,000 shares of the Company’s common stock at a per share price of $0.0007.  Effective September 9, 2014, the note holder elected to convert $18,635 of the principal balance resulting in the issuance of 31,058,000 shares of the Company’s common stock at a per share price of $0.0006.   Effective September 15, 2014, the note holder elected to convert $15,056 of the principal balance resulting in the issuance of 36,020,100 shares of the Company’s common stock at a per share price of $0.0004. Effective September 17, 2014, the note holder elected to convert $13,760 of the principal balance resulting in the issuance of 37,907,400 shares of the Company’s common stock at a per share price of $0.0004.  Effective September 20, 2014, the note holder elected to convert $11,569 of the principal balance resulting in the issuance of 39,893,500 shares of the Company’s common stock at a per share price of $0.0003.  Effective September 29, 2014, the note holder elected to convert $8,439 of the principal balance resulting in the issuance of 41,983,780 shares of the Company’s common stock at a per share price of $0.0002.

Effective December 9, 2013, the Company executed a convertible note payable with a face value of $63,000. This note is unsecured, bears interest at 8% per annum and is due September 9, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55%. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $75,362 on the payment date of the note for the period ended December 31, 2013.   See Note 11 for treatment of derivative liability associated with convertible notes payable.  On June 18, 2014, the note holder elected to convert $20,000 of this note into 3,846,154 shares of common stock at a price per share of $0.0052.  On June 23, 2014, the note holder elected to convert $23,000 of this note into 4,693,878 shares of common stock at a price per share of $0.0049.  On June 26, 2014, the note holder elected to convert $12,000 of this note into 2,727,273 shares of common stock at a price per share of $0.0044.   On July 2, 2014, the note holder elected to convert the remaining $8,000 principal balance along with $2,520 of accrued interest into 2,768,421 shares of common stock at a per share price of  $0.0038.  As a result this note has been paid in full.

On February 6, 2014, the Company executed a convertible promissory note in the principal sum of $500,000. The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees such that the Company shall be required to pay.  The Company will incur a one-time interest charge of 6% on the principal amount of each loan. The note holder made payments of $225,000 total to the Company of the total consideration during the period ending September 30, 2014, along with a one-time interest charge per payment that is added to the total principal in the amount of $13,500.  The maturity date is two years from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $338,975 on the payment date of the notes for the period ended June 30, 2014.  See Note 11 for treatment of derivative liability associated with convertible notes payable.  This note is unsecured, bears interest at 6% per annum and is due February 8, 2016. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the lower of $0.0064 or the average of the three lowest volume weighted-average prices per share during the 30 calendar day period immediately prior to the date of conversion.  Effective August 12, 2014, the note holder elected to convert $9,600 of the principal balance resulting in the issuance of 8,000,000 shares of the Company’s common stock at a per share price of $0.0012. Effective August 26, 2014, the note holder elected to convert $9,000 of the principal balance resulting in the issuance of 15,000,000 shares of the Company’s common stock at a per share price of $0.0006.   Effective September 15, 2014, the note holder elected to convert $6,375 of the principal balance resulting in the issuance of 21,250,000 shares of the Company’s common stock at a per share price of $0.0003. Effective September 26, 2014, the note holder elected to convert $4,428 of the principal balance resulting in the issuance of 24,600,000 shares of the Company’s common stock at a per share price of $0.0002.

Effective February 10, 2014, the Company executed a convertible note payable with a face value of $18,000, whereby the full $18,000 went towards payment for professional fees. This note is unsecured, bears interest at 8% per annum and is due September 9, 2014. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a share price of the average of the three lowest volume weighted-average prices per share during the 10 calendar day period immediately prior to the date of conversion times 55%. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $22,230 on the payment date of the note for the period ended June 30, 2014.  See Note 11 for treatment of derivative liability associated with convertible notes payable.  Effective August 19 2014, the note holder elected to convert the entire principal balance along with $720 in accrued interest into 15,600,000 shares of the Company’s common stock at a per share price of $0.0012.  As a result, this note is paid in full.

On January 30, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $100,000 which carries an interest rate of 12% per annum, whereby $10,000 of the proceeds were recorded as deferred financing costs.  This note will mature on January 30, 2015.  The issuer of the Note can convert unpaid portions of this Note any time after July 30, 2014. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $200,870 on the payment date of the note for the period ended March 31, 2014. See Note 11 for treatment of derivative liability associated with convertible notes payable.  On July 31, 2014 the note holder elected to convert the $28,290 of this note into 10,000,000 shares of common stock at a per share price of $0.0028.  On August 13, 2014 the note holder elected to convert the $29,201 of this note into 21,260,000 shares of common stock at a per share price of $0.0014.  On September 4, 2014 the note holder elected to convert the $13,776 of this note into 21,000,000 shares of common stock at a per share price of $0.0007.  On September 23, 2014 the note holder elected to convert the $7,817 of this note into 32,800,000 shares of common stock at a per share price of $0.0002.  The unconverted balance due on this note is $78,406.67.

On March 12, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $44,425 which carries an interest rate of 12% per annum.  This note will mature on February 28, 2015.  The issuer of the Note can convert unpaid portions of this Note any time after September 12, 2014. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $99,524 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.  On April 1, 2014 the note holder elected to convert the $28,126 of this note into 2,000,000 shares of common stock at a per share price of $0.0270.  On April 23, 2014, the note holder elected to convert the remaining balance of the note, and the related accrued interest, totaling $16,513, into 2,411,674 shares of common stock at a per share price of $0.0068.  As a result, this note is paid in full.

On March 12, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $18,483 which carries an interest rate of 12% per annum.  This note will mature on February 28, 2015.  The issuer of the Note can convert unpaid portions of this Note any time after September 12, 2014. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $41,407 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.  On May 1, 2014, the note holder elected to convert the note and accrued interest totaling $18,775 into 2,742,054 shares of common stock at a per share price of $0.0068.  As a result, this note is paid in full.

On March 12, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $29,000 which carries an interest rate of 12% per annum.  This note will mature on February 28, 2015.  The issuer of the Note can convert unpaid portions of this Note any time after September 12, 2014. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $64,969 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.  On May 5, 2014, the note holder elected to convert the remaining balance of the note, and the related accrued interest, totaling $31,539, into 4,606,292 shares of common stock at a per share price of $0.0068.  As a result, this note is paid in full.

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

On March 7, 2014, the Company entered into a Convertible Promissory note in the amount of $100,000 that carries an interest rate of 8% per annum, whereby $10,000 of the proceeds were recorded as deferred financing costs.  This note will mature on September 7, 2014 and note holder can convert to the Company’s common stock any time after the maturity date. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $101,215 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.  Effective September 17, 2014, the note holder elected to convert $3,098 of the principal balance resulting in the issuance of 10,500,000 shares of the Company’s common stock at a per share price of $0.0003.  Effective September 24, 2014, the note holder elected to convert $4,720 of the principal balance resulting in the issuance of 20,000,000 shares of the Company’s common stock at a per share price of $0.0002. Effective September 30, 2014, the note holder elected to convert $3,540 of the principal balance resulting in the issuance of 20,000,000 shares of the Company’s common stock at a per share price of $0.0002 leaving a principal balance of $87,942.50.

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

On March 20, 2014, the Company entered into a Convertible Promissory Note with an additional unrelated third party in the amount of $60,000 with an interest rate of 8% per annum.  This note will mature on November 12, 2014.  The note holder can convert any unpaid balance only after the note has reached its maturity date. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $59,406 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.  Effective September 15, 2014, the note holder elected to convert $13,610 of the principal balance resulting in the issuance of 35,350,649 shares of the Company’s common stock at a per share price of $0.0012 leaving a balance of $46,390.00.

On March 20, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $84,000 with an interest rate of 8% per annum, whereby $4,000 of the proceeds were recorded as deferred financing costs.  This note will mature on March 20, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.  On March 20, 2014, we also entered into a Back End Convertible Note with this Note Holder for $84,000.  This note has an interest rate of 8% per annum and will mature on March 20, 2015.  On March 20, 2014 the Company also entered into a Collateralized Secured Promissory Back End Note with the same note holder in the amount of $84,000 with a Maturity date of November 20, 2014.  The Back End Note and the Collateralized Secured Promissory Note can be offset against one another if the third party does not fund the Back End Note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $121,705 on the payment date of the note for the period ended March 31, 2014.   See Note 11 for treatment of derivative liability associated with convertible notes payable.  Effective September 24, 2014, the note holder elected to convert $9,000 of the principal balance and $361 of accrued interest resulting in the issuance of 39,004,125 shares of the Company’s common stock at a per share price of $0.0002 leaving a balance due on the note of $75,000.

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

On April 1, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $102,600 with an interest rate of 8% per annum, in satisfaction of obligations for consulting services performed by the holder.  This note is due on demand.  Conversion features initially included in this note were deleted by agreement.

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

On July 25, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $200,000, which carries an interest rate of 10% per annum.  This note will mature on January 25, 2015.  The note holder can convert any unpaid balance of the note at any time after the original date of the note.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $223,206 on the payment date of the note for the period ended September 30, 2014.  See Note 11 for treatment of derivative liability associated with convertible notes payable.

On August 22, 2014, the Company entered into a Convertible Promissory Note with an unrelated third party in the amount of $32,500 which carries an interest rate of 8% per annum.  This note will mature on May 26, 2015.  The note holder can convert any unpaid balance after 180 days from the original date of the note.  The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $43,033 on the payment date of the note for the period ended September 30, 2014.  See Note 11 for treatment of derivative liability associated with convertible notes payable.

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

The Company accounted for the detachable warrants included with the convertible notes as liabilities in accordance with ASC 815, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants at the relevant commitment dates to total $464,456 utilizing a Black-Scholes valuation model as of September 30, 2014.

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

At September 30, 2014, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.12 and 1.73 years, a risk free rate of between 0.13% and 0.58%, and annualized volatility of 192.53% and determined that, during the nine months ended September 30, 2014, the Company’s derivative liability increased by $1,612,523 to a total of $2,078,403, of which $285,879 is considered long term. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

At September 30, 2014, the Company revalued the detachable warrants using the following assumptions: dividend yield of zero, years to maturity of 4.50 years, a risk free rate of between 1.78%, and annualized volatility of 192.53% and determined that the change in fair value of the liability for the conversion feature of the detachable warrants resulted in a net expense of $4,309 for the nine months ended September 30, 2014. The fair value of the derivative conversion features for the detachable warrants was determined to be $4,309 at September 30, 2014, of which $4,309 is considered long term.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

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

Lease and Operating Agreements

The Company entered into three operating agreements to operate businesses on behalf of property and business owners during 2013. Those agreements required facility and equipment payments and personnel payments along with other possible payments in the course of operating these businesses. These agreements were on a quarter-to-quarter basis and terminable at will.  In connection with the suspension of the agreements with with XuFu (Shanghai) Co, Ltd, a company incorporated in the People’s Republic of China (“PRC”) and formerly known as Yazhuo, these agreements, and the corresponding management contracts, were terminated by the Company and new arrangements are in negotiation.  Those companies considered part of the eIncubator operations were evaluated based upon the initial evaluation as per Company policy to determine actual value and desirability for further consideration.  With respect to those entities the Company wishes to pursue and move to the eVolve division, new contracts will be negotiated with the entities and the managers as determined by the Company in its sole and absolute discretion.  Terminations of agreements are as determined by the Company in its discretion are managed by senior managers to take retain residual value for the Company and severance of corresponding managers under management agreements is  determined based upon the Company’s plan for the markets and industry – based on potential for added value.

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

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price

$0.055	20,461,538	4.50	$0.055	20,461,538	$0.055

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	-	$-
Issued	20,461,538	0.055
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2014	20,461,538	$0.055

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 200,000 shares set aside as Series A Convertible Preferred Stock with a current post-split par value of $0.0001.  As of September 30, 2014, and December 31, 2013, there were 5,516 and 1,903 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

The Series A Preferred Shares have the following provisions:

Dividends

Series A convertible preferred stockholders’ are entitled to receive dividends when declared. As of September 30, 2014 and September 30, 2013 no dividends have been declared or paid.

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

The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which there are 500,000 shares set aside as Series B Convertible Preferred Stock with a current par value of $0.0001.  As of September 30, 2014, and December 31, 2013, there were 487,500 and 195,000 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

Voting Rights

Each holder of shares of the Series B Preferred Stock is entitled to 1,000 votes per share held adjusted for changes in the authorized capital pro-rata from time to time.

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

Preferred Stock A Activity for the nine months ended September 30, 2014

For the nine months ended September 30, 2014, the Company issued a total of 4,975 shares of Series A Preferred Stock for various services rendered per agreements entered into with the shareholders and financing costs valued at $2,817,100.

For the nine months ended September 30, 2014, the Company issued a total of 95 shares of Series A Preferred Stock as payment of debt to a related party valued at $58,389.

For the nine months ended September 30, 2014, 1,457 shares of Series A Preferred Stock was converted into 34,335,047 shares of common stock in accordance with the provisions of the Series A Preferred Stock.

Preferred Stock B Activity for the nine months ended September 30, 2014

For the nine months ended September 30, 2014, the Company issued a total of 292,500 shares of Series B Preferred Stock as payment of debt to a related party valued at $292,500 for a total issued of 487,500 shares of Preferred Stock B

Common Stock

On March 31, 2014, the Company’s board of directors and majority shareholder approved an amendment to the Articles of Incorporation according to the Bylaws of the Company and the State of Nevada revised statutes for the purpose of increasing the authorized common stock from 490,000,000 shares to 790,000,000 shares.  On June 27, 2014, the Company’s board of directors and majority shareholder approved an amendment to the Articles of Incorporation according to the Bylaws of the Company and the State of Nevada revised statutes for the purpose of increasing the authorized common stock from 790,000,000 shares to 975,000,000 shares.  On July 25, 2014, the Company’s board of directors and majority shareholder approved an amendment to the Articles of Incorporation according to the Bylaws of the Company and the State of Nevada revised statutes for the purpose of increasing the authorized common stock from 975,000,000 shares to 1,500,000,000 shares. On September 24, 2014, the Company’s board of directors and majority shareholder approved an amendment to the Articles of Incorporation according to the Bylaws of the Company and the State of Nevada revised statutes for the purpose of increasing the authorized common stock from 1,500,000,000 shares to 3,000,000,000 shares. On October 6, 2014, the Company’s board of directors and majority shareholder approved an amendment to the Articles of Incorporation according to the Bylaws of the Company and the State of Nevada revised statutes for the purpose of increasing the authorized common stock from 3,000,000,000 shares to 6,000,000,000 shares. The Company’s authorized shares of preferred stock were not affected in these corporate actions. The Company’s authorized shares of preferred stock were not affected in this corporate action. As of September 30, 2014 and December 31, 2013, there were 1,107,817,477 and 262,734,973 shares of common stock issued and outstanding, respectively. On September 29, 2014, the Board of Directors approved a 1:250 reverse split which was effective on October 27, 2014 upon approval by FINRA and referral to DTCC.  The new CUSIP number is 26927B209.

Common Stock Activity for the nine months ended September 30, 2014

During the nine months ended September 30, 2014, the Company issued 98,864,344 (pre-reverse split) shares of common stock at prices ranging from $0.0003 to $0.0425 per share for services valued at $871,347. The value of the shares issued for services was based on the trading price of the Company’s common stock on the date of issuance.

During the nine months ended September 30, 2014,  the Company issued 632,140,419 (pre-reverse split) shares of common stock at $0.002 to $0.0391 per share for settlement of all accounts payable, accrued expense, accrued interest, and debt transactions valued at $716,284. The value of shares issued for settlement of debt was based on the trading price of the Company’s common stock on the date of issuance or the face value of the debt extinguished.

During the nine months ended September 30, 2014, 2013, the Company issued 73,236,414 (pre-reverse split) shares of common stock at $0.0061 to $0.0279 per share as stock based compensation valued at $1,658,442. The value of shares issued for stock based compensation was based on the trading price of the Company’s common stock on the date of issuance.

During the nine months ended September 30, 2014, the Company issued 9,000,000 (pre-reverse split) shares of common stock at $0.0132 to $0.0207 per share for cash valued at $153,000. The value of shares issued for cash was based on the agreements in place with the shareholders.

During the nine months ended September 30, 2014, the Company issued 34,335,047 (pre-reverse split) shares of common stock to Series A Preferred Stock shareholders for their 1,457 shares of Series A Preferred Stock in accordance with the provisions set forth for the Series A Preferred Stock.

During the nine months ended September 30, 2014, the Company retired 2,493,720 (pre-reverse split) shares of common stock.

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

NOTE 15 - SUBSEQUENT EVENTS

The Company has approved a two hundred fifty-for-one (250:1) reverse stock split (the "Reverse Split") of the Company's common stock and a change in the par value of the common stock and the preferred stock from $.001 to a new par value of $.0001.  The Company's Board of Directors has determined that it would be in the Company's best interest to conduct the Reverse Split and to change the par value of its stock and approved this corporate action by unanimous written consent.

Subsequent to September 30, 2014 and through the date of this filing, the Company issued 7,268,421 (pre-reverse split) shares of common stock for various services rendered and conversions of debt.

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

2014 Operations

Acquisitions - The Company is actively seeking strategic acquisitions to expand its footprint world-wide and to add core capabilities, expand critical mass and provide and expanded pool of talent.

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

Other targets are under consideration.

ePlants and Technologies - While the ePlants in Cincinnati and Geneva will be upgrades of existing technology, those will be new facilities using the best and most efficient technologies delivered on EWSI specs. A fully deployed ePlant can generate an annualized revenue stream of over $9M with basic working shifts and up to $36M for a continuous operation. The recent agreement with Chinese Technology firm Loyalty provides and opportunity to implement a fully functional ePlant quickly and efficiently with a goal to enable implementation in just 6 months from the initial order of the hardware.  Those two specific home appliances are becoming a sensitively big number in the ewaste stream and providing a complete recycling solution, including insulation.  Recent developments with a US R&D firm brought into signing a letter of interest to test a Rare Earths Elements (“REE”) sorting technology into one of the EWSI’s operational sites in the US.  REE sorting is one of the last step into achieving the 100% no-landfill policy to which EWSI has voluntarily committed.

History and background

Mission Statement

Create a market-leading, integrated business group in the emerging electronic waste and reverse logistics industry, in the advisory for compliant management and in the development of new commercial and technological ventures by offering customers global, seamless, and expanded custom services.

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

eWaste -= The business unit’s mission is to integrate the industry worldwide under a quality brand: namely, EWSI’s eWaste™ brand. Through its broad network of subsidiaries and affiliates, EWSI offers customized end-to-end solutions in IT Asset Recovery, E-Waste Management, and Electronics Reverse Logistics. EWSI leverages its affiliates’ complementary geographies, technical capabilities, and strong supplier relationships to expand the services offered to customers, cross-fertilize best management practices, streamline logistics, aggregate volumes, offer state-of-the-art engineering, and provide a truly global e-waste solution. The expertise, experience, and relationships of the EWSI senior management team, particularly in the application of scale cost reductions, business development, and technology implementation is a key differentiator. eWaste’s primary customer targets are organizations facing a mix of regulatory, environmental, and price pressures, as well as an increasing need to protect their brand names and safeguard their data in the management of their e-waste. eWaste Systems’ adherence to the principles of Fair Trade and the requirements of the WEEE Directive provides these customers with reassurance that end-of-life e-waste management is not only fully compliant and certified but is also done with social and environmental responsibility at the forefront.

eVolve - This unit provides best practices management and business lease agreements to companies that want to become compliant to US GAAP. The agreements entitle eVolve to become responsible to execution of activities related to sales, accounting, advisory, training and business development. The strategy behind the lease and management agreements provide growth acceleration with lower capital costs than acquisition and strategic industry penetration with synergies between the companies. In support of the eWaste branch, the agreements will include full commitment to the environmental compliance providing eco-friendly initiatives and services.  eVolve primary customers targets are companies that wish to grow their business and to enhance the management, accounting and operations of their business to such high standards that they may potentially become a public company or become attractive for investing/acquiring purposes. All companies under this type of agreement report directly for balance sheet purposes.

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

Surf Investments.  Surf Investments, Ltd dba CPU Computer Repair has completed 2013 with a profit and followed that up with another profitable quarter ended March 31, 2014, utilizing a strategy of taking the company back to its core strengths of customer service and computer repair. Surf is focused on value add services such as corporate imaging services and custom solutions.

E-Waste Systems Cincinnati, Inc.  E-Waste Systems Cincinnati acquired the new location in Springdale, OH on February 3, 2014 and was open for business March 2014. The core business is pick-up of e-waste from local business and processing the commodities for a profit. Our primary focus is to secure our R2/e-Steward certifications and refine our procedures/processes so they can be replicated for additional locations. Our Geneva NY location acquired the R2 certification during the third quarter and is continuing the process to obtain the e-Steward certifications.

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

Consolidated Results of Operations for E-Waste Systems, Inc. – Continuing Operations

Three months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013 (restated)

Revenues – Continuing Operations

We generated revenue of $325,901 during the three months ended September 30, 2014 compared to $177,524 for the three months ended September 30, 2013.

Cost of Sales – Continuing Operations

Cost of sales was $110,398 for the three months ended September 30, 2014 compared to $105,755 for the three months ended September 30, 2013.

Gross Profit – Continuing Operations

Gross profit for the three months ended September 30, 2014 was $215,503, compared to gross profit of $71,769 for the three months ended September 30, 2013.

Operating Expenses – Continuing Operations
.
We incurred operating expenses of $638,493 and $2,661,852 for three months ended September 30, 2014 and 2013, respectively.  Our operating expenses consisted of directors’ and officers’ accrued compensation, professional fees, impairment in goodwill related to debt purchase, impairment in available for sale securities, and general and administrative expenses.

Other Expenses – Continuing Operations
.
We incurred other expenses of $220,599 and other income of $366,970 for three months ended September 30, 2014 and 2013, respectively.  Our other expenses consisted of interest expense, net, changes in derivative liabilities, and currency exchange gain.

Net Loss – Continuing Operations

As a result of the above, we reported a net loss from continuing operations of $202,391 and $2,957,053 for the three months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014 and 2013, we reported a loss from discontinued operations of $6,275 and net income of $3,500, due to the issuance of common stock to a former employee as part of a settlement agreement for services rendered for the three months ended September 30, 2014.

Nine months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013 (restated)

Revenues – Continuing Operations

We generated revenue of $1,380,183 during the nine months ended September 30, 2014 compared to $434,536 for the nine months ended September 30, 2013.

Cost of Sales – Continuing Operations

Cost of sales was $906,437 for the nine months ended September 30, 2014 compared to $249,639 for the nine months ended September 30, 2013.

Gross Profit – Continuing Operations

Gross profit for the nine months ended September 30, 2014 was $473,746, compared to gross profit of $184,897 for the nine months ended September 30, 2013.

Operating Expenses – Continuing Operations
.
We incurred operating expenses of $7,836,322 and $4,399,491 for nine months ended September 30, 2014 and 2013, respectively.  Our operating expenses consisted of directors’ and officers’ accrued compensation, professional fees, impairment in goodwill related to debt purchase, impairment in available for sale securities, and general and administrative expenses.

Other Expenses – Continuing Operations
.
We incurred other expenses of $2,091,194 and $492,924 for nine months ended September 30, 2014 and 2013, respectively.  Our other expenses consisted of interest expense, net, changes in derivative liabilities, and currency exchange gain.

Net Loss – Continuing Operations

As a result of the above, we reported a net loss from continuing operations of $9,453,770 and $4,707,518 for the nine months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014 and 2013, we reported income from discontinued operations of $81,823 and a loss of $143, due to the write off of outstanding payables for nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, our consolidated balance sheet presented total current assets of $468,798 and total current liabilities of $6,195,721, which resulted in a working capital deficit of $5,726,923.

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

Consolidated Cash Used in Operating Activities

Continuing operating activities during the nine months ended September 30, 2014 used cash of $1,292,665, which is a reflection of the corresponding period’s operating results.  Our consolidated net loss from continuing operations reported for the nine months ended September 30, 2014 of $9,453,770 was the primary reason for our negative operating cash flow.  The impact of consolidated net loss from continuing operations on our consolidated operating cash flow was substantially offset by convertible promissory notes issued for services of $191,140, amortization in debt discount of $149,005, changes in derivative liability of $1,616,832, common stock issued for services of $871,345, stock based compensation of $1,658,442, preferred stock issued for services of $2,817,100, a write off of former officer and director accrued compensation of $566,825, changes in accounts receivable, net of $(111,098), changes in accounts payable and accrued expenses of $533,609 and changes in accrued expenses, related party of $(570,059).

Cash used in discontinued operating activities for the nine months ended September 30, 2014 was $81,823.

Consolidated Cash Used in Investing Activities

We had used cash totaling $225,128 for investing activities from continuing operations.  This consisted of $120,661 used to purchase equipment in our subsidiaries, and $104,467 used towards security deposits.

We did not use any cash for discontinued investing activities in 2014 or 2013.

Consolidated Cash from Financing Activities

We have financed our operations primarily from loans made to the Company.  Consolidated net cash flow provided by continuing financing activities for the nine months ended September 30, 2014 was $1,468,257.  This consisted of $1,358,475 in proceeds from convertible notes payable, $31,610 in advances from related parties, $12,965 in advances from others, and $153,000 in common stock issued for cash, all offset by principal payments towards convertible notes payable of $27,500, principal payments towards notes payable of $54,293, and principal payments towards convertible notes payable, related parties of $6,000.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

(Not Applicable)

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Martin Nielson.  Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are not effective, we are, however, still in the process of evaluating and implementing changes in our disclosure controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2014, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited staff to carry out administrative duties: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

E-Waste Systems, Inc.

Date:	November 14, 2014

By:	/s/ Martin Nielson
Martin Nielson
Title:	President, Chief Executive Officer, Financial Officer and Director

E-Waste Systems, Inc.
(the “Registrant”)
(Commission File No. 333-165863)
Exhibit Index
To Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2014

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

10.1
Redwood Management – TCA – E-Waste Systems, Inc. Debt Settlement Agreement filed as Exhibit 10.1 to our Form 10Q for the period ended June 30, 2014 as filed with the SEC on August 19, 2014 and incorporated herein by reference
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